Form 10-K
period 2007-12-31
Ideation Acquisition Corp.
filed 2008-03-28
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

IDEATION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-33800	77-0688094
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
100 North Crescent Drive, Beverly Hills, CA 90210
(Address of principal executive offices)(zip code)
(310) 694-8150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant to Purchase Common Stock	The American Stock Exchange

Common Stock, $0.0001 par value	The American Stock Exchange

Warrants to Purchase Common Stock	The American Stock Exchange
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     The registrant commenced trading its units on November 20, 2007 and the registrant’s common stock and warrants commenced trading separately from its units on December 26, 2007. As a result, there was no aggregate market value of the registrant’s voting or non-voting equity held by non-affiliates of the registrant as of June 30, 2007. The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the registrant’s Common Stock on December 31, 2007 as reported on The American Stock Exchange, was approximately $38,500,000.
     The number of outstanding shares of the Registrant’s common stock as of March 25, 2008 was 12,500,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:
•	ability to complete a combination with a target business;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

•	management team allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire a target business for stock;

•	public securities’ limited liquidity and trading, as well as the current lack of a trading market;

•	delisting of our securities from the American Stock Exchange or an inability to have our securities quoted on the American Stock Exchange following a business combination;

•	use of proceeds not in trust and our financial performance following our initial public offering; or

•	our financial performance following our initial public offering.
     The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I
Item 1. Business
General
     References to “we,” “us” or the “Company” are to Ideation Acquisition Corp.
     We are a blank check company organized under the laws of the State of Delaware on June 1, 2007. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses. While our efforts in identifying prospective target businesses will not be limited to a particular industry, we expect to focus on businesses in the digital media sector, which encompasses companies that emphasize the use of digital technology to create, distribute or service others that create or distribute content for various platforms including online, mobile, satellite, television, cable, radio, print, film, video games and software. Digital technology refers to the use of digitally-enabled means, as opposed to analog means, to process, transmit, store or display content. We may also focus on traditional media businesses, including motion picture exhibition companies, television and radio broadcast companies, print media publishing companies and traditional content libraries, if we believe that the incorporation of digital technology will enhance and accelerate the growth of those businesses. We have not established specific criteria that would trigger our consideration of businesses outside of the digital media sector. In addition, we intend to direct our search toward digital media businesses in the United States, but we would also consider businesses outside of the United States.
     The registration statement (File No. 333-144218) for our initial public offering of 10,000,000 units (“IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a “Warrant”) was declared effective by the Securities and Exchange Commission (“SEC”) on November 19, 2007. On November 26, 2007, we completed our IPO at a price of $8.00 per unit.
     Each Warrant entitles the holder to purchase one share of our common stock at a price of $6.00 exercisable on the later of our consummation of a business combination or November 19, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The Warrants expire on November 19, 2011, unless earlier redeemed. Additionally, our initial stockholders purchased an aggregate of 2,400,000 warrants at a price of $1.00 per warrant ($2.4 million in the aggregate) in a private placement transaction (the “Private Placement”) that occurred immediately prior to our IPO. Upon the closing of our IPO, on November 26, 2007, we sold and issued an option for $100 to purchase up to 500,000 units, at $10.00 per unit, to the representatives of the underwriters in our IPO. The units issuable upon exercise of this option are identical to those offered in the Offering; however, the warrants will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 per share.
     We received net proceeds of approximately $79.1 million from our IPO and the Private Placement. Of those net proceeds, approximately $2.73 million is attributable to the portion of the underwriters’ discount which has been deferred until our consummation of a business combination. Of these net proceeds, $78.8 million was deposited into a trust account maintained at Continental Stock Transfer & Trust Company (the “Trust Account”) and will be held in trust and not released until the earlier to occur of (i) the completion of a business combination or (ii) our liquidation, in which case such proceeds will be distributed to our public stockholders. For a more complete discussion of our financial information, see the section appearing elsewhere in this Annual Report entitled “Selected Financial Data.”
Digital Media Sector Trends
     The enterprises that create and distribute content and entertainment and their related service businesses are in the midst of a dramatic transformation, mostly due to technological innovation. Content owners are struggling to adapt to changing paradigms and disruptions to their traditional business models. Some of the key trends impacting the digital media sector are as follows:
     •     Proliferation of broadband internet access. According to the Global Household Subscription Forecast, 2007-2011, by Ben Piper of Strategy Analytics, dated July 30, 2007, nearly half of all North American households had broadband Internet access in 2006, with broadband Internet penetration expected to reach 73% by 2010. In addition, according to Market Analysis: U.S. Broadband Services 2006-2010 Forecast published by IDC, dated September 2006, IDC estimates that the average speed of downstream access for a broadband connection, the speed at which an end-user accesses media files, doubled from the third quarter of 2004 to the same quarter of 2006. The proliferation of broadband Internet connections has provided an increasing number of users with the capability to access rich media content efficiently.
     •     Increasing sophistication of Internet-connected devices. The proliferation of devices that are capable of connecting to the Internet, such as MP3 players, mobile phones and videogame consoles, has given users more control and flexibility over how and where they access and use media content from the Internet. For example, the increasing prevalence of music-enabled consumer electronic devices is driving the transition of music from offline to online to mobile phones. We believe that this trend will result in greater usage of rich multimedia, such as short-form video and music, as wireless service providers seek to differentiate their service offerings.
     •      Explosion of user-generated content. Through technologies like Internet search, personal digital video recorders, video-on-demand and social media platforms, consumers are increasingly accustomed to immediate, on-demand access to media content, including videos, music and photos provided by media or content providers or by users themselves. The popularity of websites like YouTube and My Space are driving increased interest in watching user-created content online. As a result, consumers are spending more time online and downloading and uploading significantly larger files. As content becomes more personalized, we believe that users will consume content that is targeted towards their own tastes, thus moving beyond the mass market broadcasting methods of distributing video and film.
     •      Importance of social networking. Social networking websites allow users to create their own personalized webpage, express their personality and interact with people with similar interests. Social networking sites are among the most popular destinations online, where users spend a significant amount of their time online. Social networking websites typically offer interactive entertainment, such as blogs, audio, video, messaging and discussion forums. These virtual communities offer advertisers the ability to tailor marketing to consumers more precisely. Beyond advertising, companies use social networking sites as a tool to promote their products through viral marketing. These sites offer a powerful way to attract users with good content that is tightly integrated with their brand. Furthermore, many social networking websites offer some form of role-play or game situation encompassing the social network, which brings new revenue sources, including merchandising, pay for usage components and immersive advertising, where brands are used on items inside the game. Finally, many companies use social networking tools, such as customer recommendations or ratings of products or services, to enable consumers to find products and services more easily on their websites.
     •      “Long Tail” opportunities created by the Internet. The traditional retailers and distributors of entertainment content, such as movie theaters, music stores, book stores and DVD rental stores, are governed by their need to find large audiences in order to maximize the use of limited physical space. Therefore, these traditional channels focus on the marketing and distribution of “hits,” or the highest volume, most popular titles with mass market appeal. However, outside of the “hits,” there is a significant amount of high quality entertainment content that has the potential to generate meaningful revenues but does not meet the revenue thresholds set by the traditional distribution channels. These represent opportunities that exist in the “long tail,” which is a term used in statistics to describe the low-frequency population which gradually “tails off” following a high-frequency population. E-commerce companies without the constraints of physical space, such as eBay, Amazon, RealNetworks and Netflix, have used the Internet to exploit “long tail” opportunities by expanding the amount of content available to consumers at minimal incremental cost. Content libraries can be digitized, stored on the Internet and sold to niche markets, where consumers may be willing to pay higher prices for content that is harder to locate. The increased breadth of available content enables consumers to personalize their media content by “pulling” only the content that they desire, rather than having mass media “pushed” to them via traditional channels.
     •      Evolution of Hollywood’s content distribution model. Hollywood’s traditional distribution system relies on sequential windows of exclusive viewing, designed to maximize revenue over the life cycle of the film. The traditional migration of a film through the movie theaters, video/DVD, pay-per-view, premium cable channels, network and free cable channels and finally syndicated TV is being challenged. The length of these exclusivity windows is being reduced; for example, cable companies and studios are now making some films available on video on demand on the same day as the DVD release.
     •      New forms of content. High speed internet access and more cost-effective storage capacity solutions are increasingly enabling consumers to view any film, television show or peer-to-peer clip in the comfort in their own home. In the near future, we believe that the traditional concept of a television show or film will be challenged. Entertainment will likely evolve into structured or unstructured forms of various lengths that viewers can enjoy on demand on the platform of their choice.
     •      Impact of technology on content creation. New technology and equipment is streamlining the production of content, enabling studios to create content quicker and realize significant cost savings. Production processes that had not significantly changed in over 100 years are being transformed. New high definition video cameras are approaching the quality level of 35 millimeter cameras, which have been traditionally used in film production. Several recent major motion pictures, such as “Collateral” and “Star Wars” have been shot on video. The use of digital video instead of traditional film makes the editing, special effects, lab development, music, graphics, titles, storage, dailies and other processes cheaper and simpler. Digital projection at the movie theaters can potentially save the film industry hundreds of millions of dollars per year by eliminating the need to deliver film physically to the theaters. Special effects and animation processes are now mostly digitized and are continuously becoming more efficient. New software systems have streamlined the budgeting, scheduling, accounting and other elements of the production process.
     •      Assault on intellectual property rights. The design, distribution, protection and consumption of all forms of digital content are continuing to experience an unprecedented amount of change. With the expansion of high-bandwidth Internet infrastructure and the shift to digital media, PC-based entertainment platforms, digital portable devices, networked devices, Internet downloads and the proliferation of peer-to-peer, or P2P, file sharing networks, content and copyright owners are vulnerable to unauthorized use of their content. Inexpensive, easy to use in-home copying devices, such as VCRs, CD and DVD recorders, and PC based hard drive recorders enable consumers to make unauthorized copies of video, audio and software content. Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy and Internet/P2P piracy. For example, according to a study prepared by L.E.K. for the Motion Picture Association, the major U.S. motion picture studios lost $6.1 billion to piracy worldwide in 2005. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable television program distributors and software games publishers have become more concerned with protecting their intellectual property.
     The information provided above relates to the digital media sector. Although we expect to focus our search on businesses in the digital media sector, our efforts in identifying prospective target businesses will not be limited to a particular industry, and we may seek to acquire a target business or businesses outside of the digital media sector, at any time following the consummation of this offering, if we believe that doing so would be in the best interest of our stockholders. Any information regarding the digital media sector that is included in this prospectus would be irrelevant if we decide to consider a target business or businesses outside of the digital media sector.
Business Strategy
     We have identified the following criteria that we believe are important in evaluating prospective target businesses. While our management intends to utilize these criteria in evaluating business combination opportunities both in and outside of the digital media sector, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business combination opportunity which our management ultimately determines to pursue may not meet one or more of these criteria. We have not established specific criteria that would trigger our consideration of businesses outside of the digital media sector.
•	Growth orientation. We will seek to acquire companies that we expect to experience substantial growth post-acquisition. We believe that we are well-positioned to evaluate a company’s current growth prospects and opportunities to enhance growth post-acquisition.

•	Hidden intrinsic value. We will seek situations where we are able to acquire target companies that have unseen value or other characteristics that have been disregarded by the marketplace. We intend to leverage the operational experience and financial acumen of our team to focus on unlocking value others may have overlooked, as a means to generate significant growth post closing.

•	Attractive return on investment. We will seek to identify businesses that will offer an attractive risk-adjusted return on investment for our shareholders. We will look to consummate an acquisition on attractive terms and to use our corporate structure as an asset in negotiations with owners of prospective targets. Financial returns will be evaluated based on both organic cash flow growth potential and an ability to create value through new initiatives such as future acquisitions, repositioning the company, increasing investment in new products or distribution channels and operational restructuring. This potential upside from growth in the business will be weighed against the downside risks inherent in the plan and in the business.

•	Outstanding management team. We believe that experienced, proven entrepreneurial managers working as a complementary team are a critical component to creating and sustaining long-term value. We will look for businesses that have management teams with a proven track record for delivering top line growth and bottom line profits, but, in each situation, we will assess opportunities to improve a target’s management team and to recruit additional talent.
Our Competitive Strengths
     We believe that we have the following competitive strengths, which will help us consummate an attractive business combination opportunity. However, we cannot assure you that we will be able to locate a target business or that we will succeed in consummating a business combination.

•	Extensive track record with mergers and acquisitions. Our management team, including our officers and directors, and our special advisors, have experience in all phases of acquisition and growth financing transactions in both the public and private markets. Notably, Dr. Phillip Frost, our Chairman of the Board, founded IVAX Corporation, which was sold for $9.2 billion, including assumed debt, to Teva Pharmaceuticals in 2006. During Dr. Frost’s tenure, IVAX consummated in excess of 50 acquisitions and divestitures primarily in the healthcare industry. Mr. Steven D. Rubin and Dr. Rao Uppaluri, two of our executive officers, along with Dr. Frost, were responsible for the due diligence, structuring, negotiating and closing of many of these acquisitions. In addition, Dr. Frost founded Key Pharmaceuticals, which was sold to Schering-Plough in 1986 for $600 million.

•	Expertise in identifying and financing emerging technology companies. Dr. Frost, Dr. Uppaluri and Mr. Rubin are members of The Frost Group, a private investment firm, which has made a number of investments in various development stage technology companies, in the United States and abroad, in a variety of industries other than the digital media sector. These investments, which range from small minority investments to controlling majority stakes, span a wide range of cutting edge technology platforms in the areas of pharmaceuticals, diagnostic devices, medical devices, telecommunications, software for seismic data analysis, and new materials for computer chips. The Frost Group not only has expertise in identifying emerging technologies, but also has extensive experience in taking development stage companies public through a reverse merger with a public shell company.

•	Unique deal sourcing capabilities. Mr. Robert N. Fried, our Chief Executive Officer, has over 23 years of experience founding and operating traditional and digital media companies, as well as producing numerous award winning feature films. His experience in both the creative and business aspects of the entertainment industry provides exposure to a unique array of business opportunities and the ability to evaluate these opportunities critically. He has developed a wide network of relationships with executives and board members of digital media companies, as well as influential artists and content creators. We believe that Mr. Fried’s experience with all aspects of the entertainment industry makes him uniquely qualified to find attractive business combination opportunities in the digital media sector and to present those opportunities to us.

•	Management operating experience. Our management team has significant experience in founding, operating and building companies in a variety of industries. We believe that this experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities. In addition, the members of our management team have served as senior officers and directors of acquiring and acquired private and public companies. This experience also assists us in evaluating whether acquisition targets have the resources necessary to operate as publicly traded companies.
Effecting a Business Combination
General
     We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time until we have consummated a business combination. We intend to utilize cash derived from the proceeds of our offering and the private placement of our insider warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the offering were intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. If we engage in a business combination with a target business using our capital stock and/or debt financing as the consideration to fund the combination, proceeds from our offering and the private placement of the insider warrants will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may also engage in a business combination with a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.
We Have Not Identified a Target Business
     We are currently in the process of identifying and evaluating targets for a business combination. We cannot assure you, however, that we will be able to locate a target business or that we will be able to engage in a business combination transaction with a target business on favorable terms.

     Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other entities with whom we contract, which we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind whatsoever in or to any funds held in the Trust Account for the benefit of our public stockholders. Such a waiver will apply to any kind of right, title, interest or claim that a potential contracted party may have. In the event that a potential contracted party refuses to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a vendor or service provider or a prospective target business refuses to execute such a waiver, then Dr. Phillip Frost, Robert N. Fried, Rao Uppaluri, Steven D. Rubin and Jane Hsiao will be personally liable and to the extent any claims by any such party would reduce the amounts in the Trust Account available for distribution to our stockholders in the event of a liquidation.
     Subject to the limitations that a target business have a fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2.73 million) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Other than the broad guidelines described above, we have not established any specific attributes or criteria for prospective target businesses. Accordingly, there is no reliable basis for investors to currently evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of that company. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
Sources of Target Businesses
     We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, mailings or advertisements. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis. Our officers and directors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.
     While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future. In addition, we may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses that we have not previously identified if we believe that the payment of such fees or compensation would be in the best interest of our stockholders. Such fees or compensation may be calculated as a percentage of the dollar value of the transaction and/or may involve monthly retainer payments. We will seek to negotiate the lowest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account and released to us following the business combination. Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be remote. In no event will we pay any of our initial stockholders, officers, directors or special advisors, or any entity with which they are affiliated, any finder’s fee, consulting fee or other compensation for services rendered to us, prior to, or in connection with, the consummation of a business combination (regardless of the type of transaction that it is), other than the monthly fee of $7,500 for office space and administrative and support services payable to Clarity, and a potential finder’s or success fee to Ladenburg Thalmann & Co. Inc., an affiliate of Dr. Frost, to the extent we enter into an agreement with such company in connection with our search for a target business. In addition, our initial stockholders, officers, directors and special advisors have agreed that neither they, nor any of their affiliates, will accept a finder’s fee, consulting fee or any similar fees from any person or other entity in connection with the consummation of a business combination, other than a finder’s or success fee payable to Ladenburg Thalmann & Co. Inc., to the extent the Company enters into an agreement with Ladenburg Thalmann in connection with the Company’s search for a target business, and compensation or fees that may be received for any services provided following such business combination.

     There is no business affiliated with our initial stockholders, officers, directors or special advisors that is currently being considered as a potential target, but if we decide to enter into a business combination with a target business that is affiliated with any of our initial stockholders, officers, directors or special advisors, we would do so only if we obtained an opinion from an unaffiliated, independent investment banking firm that the business combination is fair to our stockholders from a financial perspective.
     In connection with our search for a target business, we may enter into an agreement with Ladenburg Thalmann & Co. Inc., an investment banking and securities brokerage firm and a subsidiary of Ladenburg Thalmann Financial Services Inc., that provides for the payment of a finder’s or success fee. Dr. Frost, our Chairman of the Board, is the Chairman of the Board of Ladenburg Thalmann Financial Services Inc. and a significant stockholder of Ladenburg Thalmann Financial Services Inc. In no instance will we pay Ladenburg Thalmann & Co. Inc. a finder’s fee for a referral involving a business opportunity that was brought to the attention of Ladenburg Thalmann & Co. Inc. initially by any of our officers, directors or special advisors, including Dr. Frost. While Ladenburg Thalmann & Co. Inc. may be involved in our business combination, neither its role nor its proposed fee structure has been determined. It is not anticipated that Dr. Frost would be directly involved in providing any services on behalf of Ladenburg Thalmann & Co. Inc. as part of any business combination involving us.
Selection of a Target Business and Structuring of a Business Combination
     Dr. Frost, Dr. Uppaluri and Messrs. Fried and Rubin will supervise the process of evaluating prospective target businesses, and we expect that they will devote substantial time to the search for an acquisition candidate. They will be assisted by the rest of our management team, together with our outside attorneys, accountants and other representatives.
     Subject to the requirement that our initial business combination must be with a target business with a fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2.73 million) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Other than the broad guidelines described above, we have not established any specific attributes or criteria for prospective target businesses. In evaluating a prospective target business in any industry, our management will consider, among other factors, the following:
•	financial condition and results of operation;

•	cash flow potential;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	regulatory or technical barriers to entry;

•	stage of development of the products, processes or services;

•	security measures employed to protect technology, trademarks or trade secrets;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.
     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. Management will consider these criteria as a whole. For example, one target with a balance sheet that is stronger than another target due to the existence of higher stockholder’s equity or other indicia of financial strength, may have a less established competitive position in its market. We cannot say which criteria will be most important when evaluating two or more potential business combinations. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.
     The structure of a particular business combination may take the form of a merger, capital stock exchange, asset acquisition or other similar structure. Although we have no commitments to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination.
     We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and its stockholders. The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.
Fair Market Value of Target Business
     The target business that we acquire must have a fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2.73 million) at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criterion. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. If we obtain such an opinion, it will likely be addressed to our board of directors for their use in evaluating the transaction, and we do not anticipate that our stockholders will be entitled to rely on such opinion. However, since any such opinion would be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. Accordingly, whether the independent investment banking firm allows stockholders to rely on their opinion will not be a factor in determining which firm to hire. Other factors expected to be considered by our board of directors in making such decision include, among others, cost, timing and reputation of the investment bank, including its knowledge of the target business’ industry. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. To reduce potential conflicts of interest, we will not consummate a business combination with an entity that is affiliated with any of our initial stockholders, which includes our officers, directors and special advisors, unless we obtain an opinion from an unaffiliated, independent investment banking firm that the business combination is fair to our stockholders from a financial perspective. In the event that we obtain such opinion, we will file it with the SEC.
Lack of Business Diversification
     Our business combination must be with a target business or businesses that satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and
•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.
     If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. In no instance will we acquire less than majority voting control of a target business. However, this restriction will not preclude a reverse merger or similar transaction where we will acquire the target business.
Limited Ability to Evaluate the Target Business’ Management
     Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that one or more of our officers, directors and special advisors, including Mr. Fried, will remain associated in some capacity with us following a business combination (potentially as officers, directors or consultants), it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.
     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Opportunity for Stockholder Approval of Business Combination
     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. We will consummate a business combination only if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.
     In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.
     In connection with the vote required for any business combination, all of our initial stockholders have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in our IPO or purchased following our IPO in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning 30% or more of the shares sold in our IPO do not both exercise their conversion rights and vote against the business combination.
Conversion Rights
     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders will not be able to convert shares of our common stock owned by them, directly or indirectly, whether acquired prior to, in or after our initial public offering (nor will they seek appraisal rights with respect to such shares if appraisal rights would be available to them). The actual per-share conversion price will be equal to the amount in the Trust Account (a portion of which is made up of $2,730,000 in deferred underwriting discounts and commissions), inclusive of any interest thereon and not previously released to us for working capital requirements, as of two business days prior to the proposed consummation of a business combination divided by the number of shares of common stock sold in our IPO. Without taking into account any interest earned on the Trust Account, the initial per-share conversion price would be approximately $7.88, or $0.12 less than the per-unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. The specific procedures for conversion in connection with a stockholder vote for a proposed initial business combination will be set forth in the proxy statement relating to such vote.
     We may require public stockholders to tender their certificates to our transfer agent prior to the meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. We will notify investors on a current report on Form 8-K and in our proxy statement related to the initial business combination if we impose this requirement. If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent will be available to assist with this process. No later than the day prior to the stockholder meeting, the written instructions stating that the stockholder wishes to convert his or her shares into a pro rata share of the Trust Account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the closing of our business combination must be presented to our transfer agent. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholder meeting will not be converted into cash. In the event a stockholder tenders his or her shares and decides prior to the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.
     If stockholders vote against our initial business combination but do not properly exercise their conversion rights, such stockholders will not be able to convert their shares of common stock into cash at the conversion price. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting.
     We will not complete any business combination if public stockholders, owning 30% or more of the shares sold in our offering, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning 29.99% of the shares sold in our IPO may exercise their conversion rights and the business combination will still go forward.
     If the business combination is not approved or completed for any reason, then public stockholders voting against such business combination will not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account. Such public stockholders would only be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account in the event that such stockholders elect to vote against a subsequent business combination that is approved by stockholders and completed, or in connection with our dissolution and liquidation, discussed below.
Liquidation if No Business Combination
     Our amended and restated certificate of incorporation provides that we will continue in existence only until November 19, 2009. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our stockholders to formally vote to approve our dissolution and liquidation). We view the provision terminating our corporate life by November 19, 2009 as an obligation to our stockholders. This provision will be amended only in connection with, and upon consummation of, our initial business combination by such date.
     If we are unable to complete a business combination by November 19, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account including:
•	all accrued interest, net of income taxes payable on such interest and interest income (net of taxes payable on such interest) of up to an aggregate of $ 1,700,000 on the Trust Account balance that has been released to us prior to such distribution to fund our expenses relating to investigating and selecting a target business and other working capital requirements, including the costs of liquidation; and

•	all deferred underwriting discounts and commissions,
as well as any of our remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).
     We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the Trust Account with respect to our warrants which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our initial stockholders have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment for such expenses.
     If we were to expend all of the net proceeds of our offering, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account after payments to us for working capital and amounts paid or accrued for taxes, the initial per-share liquidation price would be $7.88, or $0.12 less than the per unit offering price of $8.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Dr. Phillip Frost, Robert N. Fried, Rao Uppaluri, Steven D. Rubin and Jane Hsiao have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, by a third party with which we entered into a contractual relationship following consummation of our IPO or by a prospective target business reduce the amounts in the Trust Account available for distribution to our stockholders in the event of a liquidation, except as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. In the event that our board of directors determines that it is in our best interest to bring a claim against these persons to enforce our right to obtain indemnification from them, they will have a fiduciary obligation to bring such a claim (it may for example not be in our best interest to do so if the cost to bring the claim would be greater than the anticipated amount that we would receive if we successfully prosecuted the claim). We have questioned such persons on their financial net worth and reviewed their financial information and believe that they will be able to satisfy any indemnification obligations that may arise. However, we cannot assure you that they will be able to satisfy those obligations, if they are required to do so. Accordingly, the actual per-share liquidation price could be less than $7.88, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return to our public stockholders at least $7.88 per share.
     Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account.
     Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after November 19, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 28 1(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the Trust Account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all third parties we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind whatsoever they may have in or to any assets held in the Trust Account. Such a waiver will apply to any kind of right, title, interest or claim that a potential contracted party may have. As a result, we believe the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders.
     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after November 19, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Competition
     In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:
•	our obligation to seek stockholder approval of a business combination may delay or threaten the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders who vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the potential future dilution they represent.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.
Facilities
     We maintain our principal executive offices at 100 North Crescent Drive, Beverly Hills, California 90210. The cost for this space is included in the $7,500 per-month fee that Clarity will charge us for office space and administrative and support services pursuant to an agreement between us and Clarity. We believe, based on rents and fees for similar services in the Beverly Hills, California area, that the fee charged by Clarity is at least as favorable as we could have obtained from any unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.
     Effective April 1, 2008, we intend to move our principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. We will sublease space and pay $7,500 per month for office space and related services to Spirit SMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC. We believe, based on rents and fees for similar services in the Los Angeles, California area, that the fee charged by Spirit SMX LLC is at least as favorable as we could have obtained from any unaffiliated person. Our audit committee of Ideation Acquisition Corp approved the sub-leasing and administrative and support services agreement with Spirit SMX LLC on March 20, 2008. We will terminate our agreement with Clarity Partners, L.P. before March 31, 2008.
Employees
     We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, the course of negotiations with target businesses, and the due diligence preceding and accompanying a possible business combination. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.
Legal Proceedings
     We are not involved in any litigation or administrative proceedings incidental to our business.
Periodic Reporting and Audited Financial Statements
     We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, this annual report contains financial statements audited and reported on by our independent registered public accounting firm.
     We will not acquire a target business if we cannot obtain audited financial statements for such target business. Additionally, We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, United States generally accepted accounting principles. To the extent that his requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
     The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors
     An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
We are a newly formed, development stage company with no operating history and no revenues and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
     We are a recently incorporated development stage company with no operating results to date. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more businesses. We have no plans, arrangements or understandings with any prospective acquisition candidates and may be unable to complete a business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.
We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.
     We must complete a business combination with a business or businesses whose fair market value is at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2.73 million) at the time of the business combination within 24 months after the consummation of our IPO. If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to consummate a business combination for any number of reasons. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. Furthermore, we will be unable to consummate a business combination if holders of 30% or more of the shares sold in our IPO vote against the transaction and opt to convert their stock into a pro rata share of the Trust Account even if a majority of our stockholders approve the transaction. If we fail to complete a specific business combination after expending substantial management time and attention and substantial costs for accountants, attorneys and others, such costs likely would not be recoverable, which could materially adversely affect subsequent attempts to locate and combine with another target business within the required time frame.
If we are forced to liquidate before a business combination and distribute the Trust Account, our public stockholders will receive less than $8.00 per share and our warrants will expire worthless.
     If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per-share liquidation distribution will be less than $8.00 because of expenses related to our offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no liquidating distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.
If the net proceeds of our IPO available to us outside of the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.
     We have made funds available to us outside of the Trust Account of $250,000, and there will be additional funds available to us, up to an additional $1,700,000, to pay our income or other tax obligations and to fund our expenses relating to investigating and selecting a target business and other working capital requirements. These funds are derived solely from interest earned on the Trust Account balance, net of taxes payable on such interest. Our board of directors reviews and approves all significant expenditures by the Company. We believe that the funds available to us will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We may request the release of such funds for a number of purposes that may not ultimately lead to a business combination. For instance, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment with respect to a particular proposed business combination, or enter into a letter of intent where we pay for the right to receive exclusivity from a target business, where we may be required to forfeit funds (whether as a result of our breach or otherwise). In any of these cases, or in other situations where we expend the funds available to us outside of the Trust Account for purposes that do not result in a business combination, we may not have sufficient remaining funds to continue searching for, or to conduct due diligence with respect to, a target business, in which case we would be forced to obtain alternative financing or liquidate.

Under Delaware law, our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders..
     Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:
•	proceeds from our offering and the private placement placed into the Trust Account are not to be disbursed from the Trust Account except in connection with a business combination, including the payment of the deferred underwriting discounts and commissions, or thereafter, upon our dissolution and liquidation, or as otherwise permitted in the amended and restated certificate of incorporation;

•	prior to consummating a business combination, we must submit such business combination to our stockholders for approval;

•	we may consummate the business combination if approved by a majority of our stockholders and public stockholders owning less than 30% of the shares sold in our IPO exercise their conversion rights;

•	if a business combination is approved and consummated, public stockholders who voted against the business combination and who exercise their conversion rights will receive their pro rata share of the Trust Account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata share, net of taxes payable on such interest, and net of interest income on the Trust Account balance, net of taxes payable on such interest, (i) of up to $1,700,000 accrued and reserved or released to us to fund working capital requirements or (ii) accrued and reserved or released to us to pay income or other tax obligations; and

•	if a business combination is not consummated within 24 months of the consummation of our IPO, then our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation of our assets, including funds in the Trust Account, and we will not be able to engage in any other business activities.
     Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain the consent of 95% of our stockholders to amend these provisions. However, a court could conclude that the 95% consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without the consent of 95% of our stockholders, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board may have).
Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.
     Based upon publicly available information, since August 2003 through February 2008, approximately 151 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 46 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 8 companies have dissolved or announced their intention to dissolve and return proceeds to investors. Accordingly, there are approximately 74 blank check companies with more than approximately $12.8 billion of proceeds that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Annual Report and prior to our completion of a business combination. Although we are not aware of any other blank check companies with a specific focus on the digital media sector and some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to carry out a business plan similar to ours. Because of this competition, we cannot guarantee that we will be able to effectuate a business combination within the required time periods.
We depend on interest earned in the Trust Account to fund our search for a target business or businesses, to pay our tax obligations and to complete our initial business combination.
     We depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the Trust Account, up to a maximum of $1,700,000, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our management team to operate or may be forced to liquidate. However, neither our management team nor any other party is required to provide financing to us under any circumstances.
If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.88.
     Our placing of funds in trust may not protect those funds from third party claims against us. Although we continue to seek to have all third parties we engage and prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any assets held in the Trust Account, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the Trust Account, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the Trust Account. Nor is there any guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than $7.88 due to claims of such third parties. Dr. Phillip Frost, Robert N. Fried, Rao Uppaluri, Steven D. Rubin and Jane Hsiao have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, by a third party with which we entered into a contractual relationship or by a prospective target business reduce the amounts in the Trust Account available for distribution to our stockholders in the event of a liquidation, except as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. Because we continue to seek to have all third parties we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind whatsoever they may have in or to any assets held in the Trust Account, we believe the likelihood of such persons having any such obligations is minimal. Notwithstanding the foregoing, we have questioned them on their financial net worth and reviewed their financial information and believe that they will be able to satisfy any indemnification obligations that may arise. However, we cannot guarantee that they will be able to satisfy those obligations. Therefore, if we liquidate, we cannot guarantee that the per-share distribution from the Trust Account will not be less than $7.88 plus interest, due to such claims.
     Furthermore, creditors may seek to interfere with the distribution of the Trust Account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law and federal securities laws and regulations. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return to our public stockholders at least $7.88 per share.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
     Our amended and restated certificate of incorporation provides that we will continue in existence only until November 19, 2009. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after November 19, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.

Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure that third parties will not seek to recover from our stockholders amounts owed to them by us.
     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after November 19, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure that claims will not be brought against us for these reasons.
Since we are not restricted to a particular industry and we have not yet selected a target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.
     While our efforts in identifying prospective target businesses will not be limited to a particular industry, we expect to focus on businesses in the digital media sector, which encompasses companies that emphasize the use of digital technology to create, distribute or service others that create or distribute content for various platforms including online, mobile, satellite, television, cable, radio, print, film, video games and software. Digital technology refers to the use of digitally-enabled means, as opposed to analog means, to process, transmit, store or display content. We may also focus on traditional media businesses, including motion picture exhibition companies, television and radio broadcast companies, print media publishing companies and traditional content libraries, if we believe that the incorporation of digital technology will enhance and accelerate the growth of those businesses. We have not established specific criteria that would trigger our consideration of businesses outside of the digital media sector. In addition, we intend to direct our search toward digital media businesses in the United States, but we would also consider businesses outside of the United States. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.
We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
     Our amended and restated certificate of incorporation, authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2007, there are 24,600,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants ) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this Report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect the then-prevailing market price for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination is insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due, if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.
Our long-term success will likely be dependent upon a yet to be identified management team.
     Our ability to successfully effect a business combination is dependent upon the efforts of our management team. The future role of our management team in any acquired business or businesses, however, cannot presently be ascertained. Although it is possible that one or more of our officers, directors and special advisors, including Robert N. Fried, will remain associated in some capacity with any acquired business or businesses following a business combination (potentially as officers, directors or consultants), it is likely that the management team of the acquired business or businesses at the time of the business combination will remain in place given that it is likely that they will have greater knowledge, experience and expertise than our management team in the industry in which the acquired business or businesses operate as well as in managing the acquired business or businesses. Thus, even though one or more of our officers, directors and special advisors may continue to be associated with us after a business combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success. Although we intend to closely scrutinize the management team of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.
Our officers, directors and special advisors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
     After the consummation of a business combination, our officers, directors and special advisors may remain associated in some capacity with the acquired business or businesses if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the acquired business or businesses after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.
We will likely seek a business combination with one or more privately-held companies, which may present certain challenges to us, including the lack of available information about these companies.
     In accordance with our business strategy, we will likely seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
     In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.
Our board of directors may not accurately determine the fair market value of a target business, and as a result we may pay more than what the target business is actually worth.
     We must complete a business combination with a business or businesses whose fair market value is at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2.73 million) at the time of the business combination. The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criterion. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value, if our board of directors independently determines that the target business complies with the 80% threshold. If our board of directors, or any investment banking firm or other expert upon whose opinion our board may rely, overestimates the fair market value of a company that we acquire, then the value of our securities could be adversely affected.
There is no limit on the total amount of out-of-pocket expenses that may be incurred by our officers and directors in connection with identifying and investigating possible target businesses and business combinations.
     We will reimburse our officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with identifying and investigating possible target businesses and business combinations. There is no limit on the total amount of out-of-pocket expenses reimbursable by us, provided that members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the Trust Account of $250,000 and interest income on the Trust Account balance, net of taxes payable on such interest, of up to $1,700,000 that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. Additionally, there will be no review of the reasonableness of the expenses other than by our audit committee and, in some cases, by our board of directors, or if such reimbursement is challenged, by a court of competent jurisdiction. As out-of-pocket expenses incurred by our officers and directors will not be subject to any dollar limit or any review of the reasonableness of such expenses other than by our audit committee or our board of directors, the aggregate business expenses incurred by our officers and directors in connection with investigating and selecting possible target businesses may be greater than if such expenses were subject to a more extensive review, which would reduce the amount of working capital available to us for a business combination. In addition, if such out-of-pocket expenses exceed the available funds held outside of the trust and the interest income that may be released to us as described above, our members of management will not be reimbursed for such excess unless we consummate a business combination. As described in more detail below, this may create a conflict of interest for members of our management in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.
     Our officers and directors are not required to commit any specified amount of time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Members of our management team and our directors may become aware of business opportunities that may be appropriate for presentation to us as well as other entities with which they are or may become affiliated and, as a result, may have conflicts of interest that may adversely affect us.
     Due to affiliations with other companies, members of our management team and our directors may have fiduciary obligations to present potential business opportunities to entities with which they are affiliated prior to presenting them to us which could cause conflicts of interest. Additionally, our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may organize, promote or become involved with other blank check companies, including blank check companies with a focus on the digital media sector, either before or after we consummate a business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a discussion of our management team’s and our directors’ existing affiliations and potential conflicts of interest that you should be aware of, please see “Item 13. Certain Relationships, Related Transactions and Director Independence” We cannot assure that any conflicts of interest will be resolved in our favor, and a potential target business may be presented to another entity prior to its presentation to us.
     In addition, in connection with our search for a target business, we may enter into an agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg Thalmann, an investment banking and securities brokerage firm and a subsidiary of Ladenburg Thalmann Financial Services Inc., that provides for the payment of a finder’s or success fee. Dr. Frost, our Chairman of the Board, is the Chairman of the Board of Ladenburg Thalmann Financial Services Inc. and a significant stockholder of Ladenburg Thalmann Financial Services Inc. In no instance will we pay Ladenburg Thalmann & Co. Inc. a finder’s fee for a referral involving a business opportunity that was brought to the attention of Ladenburg Thalmann & Co. Inc. initially by any of our officers, directors or special advisors, including Dr. Frost. Dr. Frost’s relationship with Ladenburg Thalmann & Co. Inc. and Ladenburg Thalmann Financial Services Inc. may present a conflict of interest, and we cannot assure you that any such conflict will be resolved in our favor.
     We have engaged Ladenburg Thalmann to provide due diligence and acquisition analysis of certain potential candidates on a contingency fee basis subject to successful business combination.
Our officers and directors beneficially own shares and warrants that will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
     Our initial stockholders purchased insider warrants on a private placement basis simultaneously with the consummation of our initial public offering. Our initial stockholders will not be able to exercise their insider warrants if outside investors are not able to exercise their warrants. The insider warrants are identical to the other warrants, except that if we call the warrants for redemption, the insider warrants will be exercisable on a cashless basis so long as they are still held by our initial stockholders or their affiliates. Our initial stockholders have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares and warrants issued to the initial stockholders will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
Unless we complete a business combination, members of our management team will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the available funds held outside of the trust and the interest income that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.
     Members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the $250,000 held outside of the Trust Account and interest income on the Trust Account balance, net of taxes payable on such interest, of up to $1,700,000 that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. Members of our management team may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management team to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interests of members of our management team could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
     Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination.
     If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a determination that we are subject to provisions of the California Corporations Code.
We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.
     Our initial business combination must be with a business with a fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2.73 million) at the time of such acquisition, although this may entail the simultaneous acquisitions of several businesses at the same time. By consummating a business combination with only a single entity, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:
•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
     This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.
     Alternatively, if our business combination entails the simultaneous acquisitions of several businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may effect a business combination with a financially unstable company or an entity in the early stage of development or growth, which may subject us to greater risks than if we were to effect a business combination with a more established company with a proven record of earnings and growth.
     After conducting due diligence investigations to evaluate risks in potential target businesses, we may still decide to effect a business combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings. To the extent we effect a business combination with financially unstable or early stage or emerging growth companies, we may be affected by numerous risks inherent in the business and operations of such companies that we would not be subject to if we were to effect a business combination with a more established company with a proven record of earnings and growth.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
     When we seek stockholder approval of any business combination, we will offer each public stockholder, but not our initial stockholders, the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the Trust Account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion if the transaction is approved, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect.
     The conversion rights afforded to the public stockholders may result in the conversion into cash of up to approximately 29.99% of the aggregate number of the shares sold in our IPO. Therefore, as much as approximately $23,640,000 (plus the converting stockholders’ share of all accrued interest after distribution interest income on the Trust Account balance to us as described above) may be required to fund the exercise of conversion rights. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the Trust Account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at a higher than desirable level. This may limit our ability to effectuate the most attractive business combination available to us.
We will proceed with a business combination only if public stockholders owning less than 30% of the shares sold in our IPO exercise their conversion rights.
     We will proceed with a business combination only if public stockholders owning less than 30% of the shares sold in our IPO exercise their conversion rights. Accordingly, approximately 29.99% of the public stockholders may exercise their conversion rights and we could still consummate a proposed business combination. We have established the conversion percentage at 30%, rather than the 20% threshold that is customary and standard of offerings similar to ours, in order to reduce the likelihood that a small group of investors holding a large block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and investors may not receive the full amount of your original investment upon exercise of your conversion rights.
     Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a large percentage of stockholders exercise their conversion rights. We cannot assure you that such financing will be available on acceptable terms, if at all. If third party financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business.
     Even if we do not need third party financing to consummate a business combination, we may require additional capital — in the form of debt, equity, or a combination of both — to operate or grow any potential business we may acquire. There can be no assurance that we will be able to obtain such additional capital if it is required. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. None of our officers or directors or any other party is required to provide any financing to us in connection with, or following, our initial business combination.
Because of our limited resources and structure, we may not be able to consummate an attractive business combination.
     We expect to encounter intense competition from other entities, including other blank check companies having a business objective similar to ours, private equity funds, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by the availability of sufficient financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, we expect to focus our efforts on identifying a prospective target business in the in the digital media sector, and Robert Fried, our President and Chief Executive Officer, is the only member of our management team with experience in that sector. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that, as of February 2008, only 46 of the blank check companies that have gone public in the United States since August 2003 have consummated a business combination and only 23 other companies have announced they have entered into a definitive agreement for a business combination may be an indication that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.
We may be unable to obtain any additional financing necessary to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
     We believe that the net proceeds secured by our public offering are sufficient to allow us to consummate a business combination. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds expended in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot guarantee that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure such financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with, or following, a business combination.
Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
     Our initial stockholders collectively own approximately 24% of our issued and outstanding shares of common stock. Unless we are or become subject to any applicable limitations under Section 2115(b) of the California Corporations Code, our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may consummate an initial business combination before there is an annual meeting of stockholders to elect new directors, in which case all of the current directors will continue in office at least until the consummation of our initial business combination. If there is an annual meeting, as a consequence of our staggered board of directors, only a minority of the board of directors will be considered for election, and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. While our initial stockholders do not currently intend to purchase any of our securities in the aftermarket, neither our initial stockholders nor any of their affiliates are prohibited from doing so. Our initial stockholders have not established specific criteria that would trigger purchases of our securities, and they would likely consider a wide variety of factors in determining whether to purchase any of our securities, including whether they believe that such securities are undervalued. If they were to make any such purchases, our initial stockholders will have a greater influence on matters requiring stockholder approval, including the vote taken in connection with a business combination. To the extent that our initial stockholders or their affiliates purchase shares of our common stock in the aftermarket, or otherwise purchase shares of our common stock, such purchases may have an impact on the market price of our common stock.
Any purchases of our common stock by our initial stockholders or their affiliates could impact the stockholder vote in favor of a business combination.
     Neither our initial stockholders nor their affiliates are prohibited from purchasing any of our securities in the aftermarket or otherwise. Such purchases may be made from public stockholders that have indicated their intention to vote against the business combination and exercise their conversion rights. Accordingly, purchases by our initial stockholders or their affiliates could result in a business combination being approved that may not have otherwise been approved by our public stockholders, but for the purchases made by our initial stockholders or their affiliates. However, our initial stockholders own shares of our common stock which will become worthless if we do not consummate a business combination and, accordingly, they have an interest in causing a business combination to be consummated that is different from our other stockholders.

Our stockholders cannot take any action by written consent, which may have the effect of discouraging, delaying or preventing takeover attempts or other changes in the control of our company, our board or management, that are not supported by our board of directors, despite possible benefits to our stockholders.
     Our amended and restated certificate of incorporation provides that our stockholders are not able to take any action by written consent, but will only be able to take action at a duly called annual or special meeting of stockholders. Our bylaws further provide that special meetings of our stockholders may be called by a majority of our board of directors, by our Chairman of the Board or Chief Executive Officer and will be called by our President or Secretary upon the written request of the holders of a majority of the outstanding shares of our common stock. These provisions, by making it difficult for our stockholders to take action, may have the effect of discouraging, delaying or preventing non-negotiated takeover attempts not approved by our board of directors that our stockholders may consider favorable, including transactions that might result in payment of a premium over the market price for the shares of common stock held by our stockholders. Moreover, these provisions may prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors.
Our outstanding warrants and option may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
     We issued warrants to purchase 10,000,000 shares of common stock as part of the units offered through our initial public offering and issued the insider warrants to purchase 2,400,000 shares of common stock. In addition, we granted an option to purchase 500,000 units to the representative of the underwriters which, upon exercise by the representative, resulted in the issuance of an additional 500,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. This is because such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing.
If our initial stockholders exercise their registration rights with respect to their initial shares or insider warrants (or underlying securities), it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.
     The holders of the initial shares as well as the holders of the insider warrants (and underlying securities), are entitled to registration rights pursuant to an agreement signed on the effective date of our offering. The holders of the majority of these securities are entitled to make up to two demands that we register such securities. As the initial shares will be released from escrow one year after the consummation of a business combination, our initial stockholders will be able to make a demand for registration of the resale of their initial shares at any time commencing nine months after the consummation of a business combination. Additionally, our initial stockholders will be able to elect to exercise these registration rights with respect to the insider warrants (and underlying securities) at any time after we consummate a business combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. If our initial stockholders exercise their registration rights with respect to all of their initial shares and the insider warrants (and underlying securities), then there will be an additional 4,900,000 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.
If we are deemed to be an investment company, we may be required to satisfy burdensome compliance requirements and our activities may be restricted, which may make it more difficult for us to complete a business combination.
     A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the Trust Account, it is possible that we will be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust will be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

     If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.
In addition, we may have imposed upon us certain burdensome compliance requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.
Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.
If we seek to acquire a target business with operations outside of the United States, economic, political, social and other factors of the country where the target business operates may adversely affect our ability to achieve our business objective.
     If we seek to acquire a target business that operates in a foreign country, our ability to achieve our business objective may be adversely affected by economic, political, social and religious factors of the country where the target business operates. The economy of such country may differ favorably or unfavorably from the U.S. economy in such respects as the level of economic development, the amount of governmental involvement, the growth rate of its gross domestic product, the allocation of resources, the control of foreign exchange, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments position. These differences may adversely affect our ability to acquire one or more businesses with operations outside the United States. Additionally, changes in the country’s laws or regulations or political conditions may also impact our ability to acquire a foreign target business.
One or more countries where the target business operates may have corporate disclosure, governance and regulatory requirements that are different from those in the United States, which may make it more difficult or complex to consummate a business combination.
     Companies in other countries are subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a company located outside the United States may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. generally accepted accounting principles. There may be substantially less publicly available information about companies located outside the United States than there is about United States companies. Moreover, companies in other countries may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.
     Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for companies located outside the United States may differ from those that may apply in the United States, which may make the consummation of a business combination with such companies located outside of the United States more difficult. We therefore may have more difficulty in achieving our business objective.

Foreign currency fluctuations could adversely affect our business and financial results.
     If we acquire a target business which does business and generates sales in one or more countries outside the United States, foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.
Exchange controls that exist in certain countries may limit our ability to utilize our cashflow effectively following a business combination.
     If we effect a business combination with a target business that operates in one or more countries outside of the United States, we may become subject to rules and regulations on currency conversion that are in effect in certain countries. Such rules and regulations impose restrictions on conversion of local currency into foreign currencies with respect to entities with foreign equity holdings in excess of a certain level. Such restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the country where the target business is located.
Because any target business with which we attempt to complete a business combination may be required to provide our stockholders with financial statements prepared in accordance with, or which can be reconciled to, United States generally accepted accounting principles, prospective target businesses may be limited.
     In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards, we may not be able to complete a business combination with that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may complete a business combination.
Returns on investment in companies with operations outside the United States may be decreased by withholding and other taxes.
     If we effect a business combination with a target business that operates in one or more countries outside of the United States, our investments in certain countries may incur tax risk, and income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding in such countries. Any withholding taxes paid by us on income from our investments in other countries may or may not be creditable on our income tax returns. We intend to avail ourselves of income tax treaties that are in place to seek to minimize any withholding tax or local tax otherwise imposed in other countries. However, there is no assurance that the local tax authorities will recognize application of such treaties to achieve a minimization of local tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.
Certain sectors of the economy in one or more countries where a target business operates may be subject to government regulations that limit foreign ownership, which may adversely affect our ability to achieve our business objective.
     Some countries have in place government regulations that aim to limit foreign ownership in certain sectors of their economy. As we intend to avoid sectors in which foreign investment is disallowed, the possible number of acquisitions outside of the United States that are available for investment may be limited. Our management team will evaluate the risk associated with investments in sectors in which foreign investment is restricted. However, there can be no guarantee that our management team will be correct in its assessment of political and policy risk associated with investments in general and in particular in sectors that are regulated by the applicable government. Any changes in policy could have an adverse impact on our ability to achieve our business objective.
     If any relevant government authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future laws or regulations in place, they would have broad discretion in dealing with such a violation, including, without limitation:
•	Levying fines;

•	Revoking our business and other licenses; and

•	Requiring that we restructure our ownership or operations.

If we effect a business combination with a target business located outside of the United States, the target business’s operations may become less attractive if political and diplomatic relations between the United States and the country where the target business is located deteriorate.
     The relationship between the United States and the country where a target business is located may weaken over time. Changes in the state of the relations between such country and the United States are difficult to predict and could adversely affect our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability. Any meaningful deterioration of the political and diplomatic relations between the United States and the relevant country could have a material adverse effect on our operations after a successful completion of a business combination.
If we effect a business combination with a target business located outside of the United States, we may be unable to enforce our rights because the local judiciary, which may be relatively inexperienced in enforcing corporate and commercial law, will determine the scope and enforcement of almost all of our target business’s material agreements under local law.
     If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The local judiciary may be relatively inexperienced in enforcing corporate and commercial law, and the system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
     If we effect a business combination with a company located outside of the United States, we would be subject to risks associated with companies operating in the target business’s home jurisdiction. The additional risks we may be exposed to include but are not limited to the following:
•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations; and

•	crimes, strikes, riots, civil disturbances, terrorist attacks and wars.
     We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.
Risks Associated with the Digital Media Sector
     We believe that businesses in the digital media sector are subject to the risks discussed below. Any information regarding the digital media sector that is included in this Annual Report would be irrelevant if we decide to consider a target business or businesses outside of the digital media sector.
The speculative nature of the digital media sector may result in our inability to produce products or services that receive sufficient market acceptance for us to be successful.
     Certain segments of the digital media sector are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, video game, program or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, we may be unable to produce products or services that receive sufficient market acceptance for us to be successful.

Changes in technology may reduce the demand for the products or services we may offer following a business combination.
     The digital media sector is substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.
If following a business combination, the products or services that we market or sell are not accepted by the public, our profits may decline.
     Certain segments of the digital media sector are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs and tastes. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.
If we are unable to protect our patents, trademarks, copyrights and other intellectual property rights following a business combination, competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.
     If we are successful in acquiring a target business and the target business is the owner of patents, trademarks, copyrights and other intellectual property, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.
If we are alleged to have infringed on the intellectual property or other rights of third parties it could subject us to significant liability for damages and invalidation of our proprietary rights.
     If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Facilities
     We have agreed to pay Clarity Partners, L.P., or Clarity, a monthly fee of $7,500 for office space and administrative and support services. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity, and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. This arrangement is being agreed to by Clarity for our benefit and is not intended to provide Mr. Porter, any member of our management team, any other special advisor or any of our directors with compensation in lieu of a salary or other remuneration. We believe, based on rents and fees for similar services in the Beverly Hills, California area, that the fee charged by Clarity is at least as favorable as we could have obtained from any unaffiliated person. This arrangement will terminate upon completion of a business combination or the distribution of the Trust Account to our public stockholders.
     Effective April 1, 2008, we intend to move our principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. We will sublease space and pay $7,500 per month for office space and related services to Spirit SMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC. We believe, based on rents and fees for similar services in the Los Angeles, California area, that the fee charged by Spirit SMX LLC is at least as favorable as we could have obtained from any unaffiliated person. Our audit committee of Ideation Acquisition Corp approved the sub-leasing and administrative and support services agreement with Spirit SMX LLC on March 20, 2008. We will terminate our agreement with Clarity Partners, L.P. before March 31, 2008.

Item 3. Legal Proceedings
     To the knowledge of management, there is no litigation currently pending, threatened or contemplated against us.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our units, common stock and warrants trade on the American Stock Exchange under the symbols “IDI.U”, “IDI” and “IDI.WS” respectively.
     The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the applicable portion of the quarter ended December 31, 2007. The units commenced public trading on November 20, 2007, and the common stock and warrants commenced public trading separately on December 26, 2007:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$8.01	7.85	7.20	7.20	0.70	0.70
Holders of Common Equity
     On March 17, 2008, there was one holder of record of our units, twelve holders of record of our warrants and twelve holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
Dividends
     We have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.
Use of Proceeds from our Initial Public Offering
     On November 25, 2007, we consummated a private placement of an aggregate of 2,400,000 private placement warrants to our initial stockholders for an aggregate purchase price of $2,400,000.
     On November 26, 2007, we consummated our IPO of 10,000,000 Units, each Unit consisting of one share of common stock and one warrant, at a price of $8.00 per Unit and received net proceeds of $76.7 million which was net of $2.73 million in deferred underwriting fees.
     On November 26, 2007, we used $200,000 of our general working capital to repay the notes payable to Frost Gamma Investments Trust, Robert N. Fried, Rao Uppaluri, Steven D. Rubin and Jane Hsiao.
     In November and December 2007, we used $61,305 of our general working capital to pay premiums associated with our directors and officers liability insurance.
     As of December 31, 2007, we have paid or incurred an aggregate of approximately $959,000 in expenses, which have been or will be paid out of the proceeds of our IPO not held in trust for the following purposes:
•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the Trust Account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

     As of December 31, 2007, after giving effect to our IPO and our operations subsequent thereto, approximately $78.8 million was held in trust and we had approximately $75,000 of unrestricted cash, and the entire $1.7 million that we are entitled to withdraw from interest earned on the funds held in the Trust Account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
Item 6. Selected Financial Data
     The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report. We have not had any significant operations to date, so only balance sheet data is presented.

Balance Sheet Data:	December 31, 2007
Working capital (deficiency)	295,599
Total assets	79,280,230
Total liabilities	2,899,631
Value of common stock which may be redeemed for cash ($7.88 per share)	23,639,992
Stockholders’ equity	52,740,607
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks Relating to the Company” included in Item 1A and elsewhere in this Annual Report on Form 10-K.
Overview
     References to “we,” “us” or the “Company” are to Ideation Acquisition Corp.
     We are a blank check company organized under the laws of the State of Delaware on June 1, 2007. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses. While our efforts in identifying prospective target businesses will not be limited to a particular industry, we expect to focus on businesses in the digital media sector, which encompasses companies that emphasize the use of digital technology to create, distribute or service others that create or distribute content for various platforms including online, mobile, satellite, television, cable, radio, print, film, video games and software. Digital technology refers to the use of digitally-enabled means, as opposed to analog means, to process, transmit, store or display content. We may also focus on traditional media businesses, including motion picture exhibition companies, television and radio broadcast companies, print media publishing companies and traditional content libraries, if we believe that the incorporation of digital technology will enhance and accelerate the growth of those businesses. We have not established specific criteria that would trigger our consideration of businesses outside of the digital media sector. In addition, we intend to direct our search toward digital media businesses in the United States, but we would also consider businesses outside of the United States.
     The registration statement (File No. 333-144218) for our initial public offering of 10,000,000 units (“IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a “Warrant”) was declared effective by the Securities and Exchange Commission (“SEC”) on November 19, 2007. On November 26, 2007, we completed our IPO at a price of $ 8.00 per unit.
     Each Warrant entitles the holder to purchase one share of our common stock at a price of $6.00 exercisable on the later of our consummation of a business combination or November 19, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The Warrants expire on November 19, 2011, unless earlier redeemed. Additionally, our initial stockholders purchased an aggregate of 2,400,000 warrants at a price of $1.00 per warrant ($2.4 million in the aggregate) in a private placement transaction (the “Private Placement”) that occurred immediately prior to our IPO. Upon the closing of our IPO, on November 26, 2007, we sold and issued an option for $100 to purchase up to 500,000 units, at an exercise price of $7.00 per unit, to the representatives of the underwriters in our IPO.

     We received net proceeds of approximately $79.1 million from the IPO and the Private Placement. Of those net proceeds, approximately $2.73 million is attributable to the portion of the underwriters’ discount which has been deferred until our consummation of a business combination. Of these net proceeds, $78.8 million was deposited into a Trust Account maintained at Continental Stock Transfer & Trust Company (the “Trust Account”) and will be held in trust and not released until the earlier to occur of (i) the completion of a business combination or (ii) our liquidation, in which case such proceeds will be distributed to our public stockholders. For a more complete discussion of our financial information, see the section appearing elsewhere in this Annual Report entitled “Selected Financial Data.”
     We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock in a business combination:
•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock
     Similarly, if we issue debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.
Results of Operations
     Through December 31, 2007 our efforts have been limited to organizational activities related to our initial public offering, activities related to identifying and evaluating prospective acquisitive candidates, and activities related to general corporate matters. We have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the period ended December 31, 2007, we earned $340,417 as interest income, of which $48,682 was received as of December 31, 2007.
     As of December 31, 2007 we had $75,457 of unrestricted cash and $340,417 of additional interest earned on the funds held in the Trust Account available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the Trust Account through December 31, 2007.

Net proceeds from an initial public and private placement of stock and warrants to our initial stockholders (excluding $250,000 not held in trust)	$76,085,000
Deferred underwriters’ discount and compensation	$2,730,000
Total interest received to date	$48,682
Less total interest disbursed to us for working capital through December 31, 2007	$-0-
Less total taxes paid through December 31, 2007	$-0-
Total funds held in Trust Account through December 31, 2007	$78,863,682

Liquidity and Capital Resources
     We intend to use substantially all of the net proceeds from our offering and private placement, including the funds held in the Trust Account (excluding deferred underwriting discounts and commissions), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account which are not used to consummate a business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the acquired business or businesses. Such working capital funds could be used in a variety of ways, including, without limitation, for maintenance or expansion of the operations of an acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our business combination, to fund strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.
     We believe that the $250,000 in funds available to us outside of the Trust Account, together with up to $1,700,000 of interest earned on the Trust Account balance, net of taxes payable on such interest, that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, will be sufficient to allow us to operate for the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot guarantee that our estimates will be accurate. We may request the release of such funds for a number of purposes that may not ultimately lead to a business combination. For instance, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment with respect to a particular proposed business combination, or enter into a letter of intent where we pay for the right to receive exclusivity from a target business, where we may be required to forfeit funds (whether as a result of our breach or otherwise). In any of these cases, or in other situations where we expend the funds available to us outside of the Trust Account for purposes that do not result in a business combination, we may not have sufficient remaining funds to continue searching for, or to conduct due diligence with respect to, a target business, in which case we would be forced to obtain alternative financing or liquidate. We will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:
•	$800,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiating of a business combination;

•	$180,000 of expenses for office space and administrative and support services payable to Clarity Partners, L.P. ($7,500 per month for 2 years);

•	$200,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•	$770,000 for general working capital that will be used for miscellaneous expenses and general corporate purposes (including director and officer liability insurance premiums).
     The amount of available proceeds is based on management’s estimates of the costs needed to fund our operations for the next 24 months and consummate a business combination. We do not believe we will need to raise additional funds following our IPO in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities, if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.
     We are obligated to pay to Clarity a monthly fee of $7,500 for office space and administrative and support services. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity, and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. We are currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on its financial position and results of operations.
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.
Redeemable common stock
     We account for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As further described above, we will only consummate a business combination if a majority of the shares of common stock voted by the public stockholders owning shares sold in our IPO vote in favor of the business combination and public stockholders holding less than 30% (2,999,999) of common shares sold in our IPO exercise their conversion rights. As further discussed above, if a business combination is not consummated by November 19, 2009, we will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. We recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Critical Accounting Policies
Basis of presentation
     Our financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
Development Stage Company
     We comply with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Concentration of Credit Risk
     Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash. We maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Fair Value of Financial Instruments
     The fair values of our assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the accompanying balance sheet.
Preferred Stock
     We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of December 31, 2007.

Net Income per Common Share
     We comply with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
     The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Income Taxes
     We comply with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
     We also comply with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. There were no unrecognized tax benefits as of December 31, 2007. We would recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position. We adopted FIN 48 effective June 1, 2007 (date of inception) and has determined that the adoption did not have an impact on the our financial position, results of operations, or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
Item 8. Financial Statements and Supplementary Data
     Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes of Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Uppaluri, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
     Our internal control over financial reporting is a process designed by, or under the supervision of, our president and chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our current directors and executive officers are as follows:

Name	Age	Position
Dr. Phillip Frost, M.D.	70	Chairman of the Board
Robert N. Fried	47	President, Chief Executive Officer and Director
Rao Uppaluri	58	Treasurer and Director
Steven D. Rubin	47	Secretary and Director
Thomas E. Beier	62	Director
Shawn Gold	42	Director
David H. Moskowitz	71	Director
     Dr. Phillip Frost, M.D. Dr. Frost has served as our Chairman of the Board since our inception. Dr. Frost has served as Chief Executive Officer and Chairman of the Board of Opko Health, Inc. since March, 2007. Dr. Frost is a member of The Frost Group, a private investment firm. Dr. Frost was named the Vice Chairman of the Board of Teva Pharmaceutical Industries, Limited, or TEVA, in January 2006 when Teva acquired IVAX Corporation, or IVAX, for $9.2 billion, including assumed debt. IVAX was a multinational company engaged in the research, development, manufacturing and marketing of branded and generic pharmaceuticals and veterinary products. Dr. Frost had served as Chairman of the Board and Chief Executive Officer of IVAX since 1987. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc., an American Stock Exchange-listed investment banking and securities brokerage firm, in July 2006 and has been a director of Ladenburg Thalmann Financial Services Inc. since March 2005. He serves on the Board of Regents of the Smithsonian Institution, is a member of the Board of Trustees of the University of Miami, is a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center and is Co-Vice Chairman of the Board of Governors of the American Stock Exchange. Dr. Frost is also a director of Continucare Corporation, an American Stock Exchange-listed provider of outpatient healthcare and home healthcare services, Northrop Grumman Corp., a New York Stock Exchange-listed global defense and aerospace company, and is the Chairman of the Board of Modigene, Inc., a development stage biopharmaceutical company. Dr. Frost owns an equity interest in the general partner and in the limited partnership of Peregrine VC Investments II, a private venture capital fund based in Israel that invests primarily in early-stage Israeli technology companies, The Florida Value Fund LLLP, a private equity fund focused on mid-market companies in the State of Florida, and Calex Equity Partners, LP, an equity fund with a value orientation. Dr. Frost holds a Bachelor’s Degree in French Literature from the University of Pennsylvania, and an M.D. from the Albert Einstein College of Medicine.
     Robert N. Fried. Mr. Fried has served as our President and Chief Executive Officer and a member of our board of directors since our inception. Mr. Fried is a digital media entrepreneur and accomplished film producer. Since 1990, Mr. Fried has served as President of Fried Films, a motion picture production company he founded in 1990. Mr. Fried has produced or served as executive producer for 15 films, including “Man of the Year” and “Collateral.” Mr. Fried’s films have won numerous awards, including an Academy Award for the Live Action Short Film “Session Man,” the ASCAP award for “Collateral,” the Christopher Award for “Rudy,” and Emmy, SAG and Golden Globe awards for “Winchell.” Mr. Fried has founded several digital media companies, such as Spirit EMX, an internet video content company, and Ideation Mobile Media, a mobile advertising company which is unrelated to us other than through Mr. Fried. Mr. Fried has also served as consultant to numerous entities, advising them on studio slate financings, the formation of independent film production companies, computer animation, theatrical production, Internet planning and general strategic planning and business development. He was an investor in and served on the advisory board of WebTV Networks, Inc., which was sold to Microsoft Corporation for $425 million in 1997, and Intermix, Inc., owner of MySpace.com, which Intermix sold to News Corporation for $580 million in 2005. From November 1996 until June 2001, Mr. Fried served as Chairman of WhatsHotNow, Inc., or WHN, an e-commerce service provider to the entertainment and licensed merchandise industries, which he founded in 1996. WHN built and managed e-commerce and direct response commerce operations for major media companies, such as NBC, ABC, Fox, MTV, Comedy Central, Playboy, TV Guide, Sony Pictures, Universal and Paramount. WHN also built and maintained a business-to-business licensed merchandise retail exchange that managed the online product catalogs for over 130 licensee/manufacturers and had over 5,000 retail members. Mr. Fried also served as Chief Executive Officer of WHN from July 1999 until June 2001. From December 1994 until June 1996, Mr. Fried was President and Chief Executive Officer of Savoy Pictures, a unit of Savoy Pictures Entertainment, Inc. Mr. Fried led the turnaround of Savoy’s motion picture and television departments, which included marketing, distribution, business affairs, creative development and physical production. Savoy Pictures Entertainment was sold to Silver King Communications, which is now a part of InterActive Corp, in 1996. From 1983 to 1990, Mr. Fried held several executive positions including Executive Vice President in charge of Production for Columbia Pictures, Director of Film Finance and Special Projects for Columbia Pictures and Director of Business Development at Twentieth Century Fox. Mr. Fried holds an M.S. from Cornell University and an M.B.A. from the Columbia University Graduate School of Business.

     Rao Uppaluri, Ph.D., CFA. Dr. Uppaluri has served as our Treasurer and a member of our board of directors since our inception. He has served as the Chief Financial officer of Opko Health, Inc. since March, 2007. He is also a member of The Frost Group. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the Board of Directors of Longfoot Communications Corp., a shell company seeking a merger or other business partner. Dr. Uppaluri holds a B.S. and M.S. in Engineering from Andhra University in India and an M.B.A. and Ph.D in Finance from Indiana University.
     Steven D. Rubin. Mr. Rubin has served as our Secretary and a member of our board of directors since our inception. Mr. Rubin has served as Executive Vice President-Administration and as a director of Opko Health, Inc. since March  , 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Before joining IVAX, from January 2000 to August 2001, Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of privately-held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions. He was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 until 2000, in the Corporate and Securities Department. Mr. Rubin was a shareholder of that firm from 1991 until 2000 and a director from 1998 until 2000. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically-integrated sports products company, and Modigene Inc., a development stage biopharmaceutical company, Safe Stitch Medical, Inc., a medical device company, and Longfoot Communications Corp., a shell company seeking a merger or other business partner. Mr. Rubin holds a B.A. in Economics from Tulane University and a J.D. from the University of Florida.
     Thomas E. Beier. Mr. Beier has served as a member of our board of directors since our inception. Mr. Beier served as Senior Vice President of Finance and Chief Financial Officer of IVAX from October 1997 until August 2006. From December 1996 until October 1997, Mr. Beier served as Senior Vice President of Finance of IVAX. Before joining IVAX, Mr. Beier served as Executive Vice President and Chief Financial Officer of Intercontinental Bank from 1989 until August 1996. Mr. Beier currently serves on the Board of Directors of Opko Health, Inc. Mr. Beier holds a B.B.A. in Accounting from the University of Miami.
     Shawn Gold. Mr. Gold has served as a member of our board of directors since our inception. Mr. Gold served as Senior Vice President of Marketing and Content for MySpace.com from February 2006 to November 16, 2007. Before joining MySpace.com, Mr. Gold co-founded Weblogs, Inc., a publisher of professional Internet blogs, where he served as Publisher from November 2004 until February 2006. From August 2000 until July 2002, Mr. Gold served as the President of eUniverse.com, an Internet media company. Before joining eUniverse.com, from early 1999 until August 2000, Mr. Gold served as Vice President of Marketing and Communications of WHN. From 1997 until 1999, Mr. Gold served as head of strategic planning at Rare Medium, where he created the inaugural interactive communication strategies for P&G, General Foods, Mattel and Nestle. From 1995 until 1997, Mr. Gold founded and served as general manager for Icon New Media’s advertising division, publishing Word.com and Charged.com, where he created the first interstitial ads on the web and an industry-leading advertising system based on time rotation and contextual integration. He started developing interactive content in 1992 as a partner with TouchTunes Interactive, a telecommunications music marketing service in the USA, Japan and New Zealand. Mr. Gold holds a B.S. in Finance from Syracuse University.
     David H. Moskowitz. Mr. Moskowitz has served as a member of our board of directors since our inception. Mr. Moskowitz has practiced law at his firm David H. Moskowitz & Associates since 1984 and has practiced law for more than 40 years. Mr. Moskowitz holds a B.S. in accounting from Pennsylvania State University, an L.L.B. from Villanova University and a D.Phil. from Oxford University.
Special Advisors
     We also have several advisors that will assist us in identifying, seeking and consummating a business combination. They are as follows:

     Thomas H. Baer. Mr. Baer has served as a director of Medici Arts, B.V., or Medici, a Netherlands holding company, since its creation in September 2004, and as the Vice Chairman of Medici Arts, LLC since January 2007. Medici and its subsidiaries own EuroArts Music International and Idéale Audience, companies that produce and acquire audiovisual content in the classical and popular music fields and distribute libraries of audiovisual content that it owns or licenses, and Elektrofilm, a media services company engaged by content owners and producers to perform post production, distribution, digital media and library services. Before joining Medici, Mr. Baer served as a consultant to the chairman and chief executive officer of Liberty Livewire, predecessor to Ascent Media, a media services company, from 2000 until 2001, and as a director of Four Media Company, prior to its acquisition by Liberty Livewire in 2000. After serving as an Assistant United States Attorney for the Southern District of New York from 1961 until 1966, Mr. Baer founded Baer & McGoldrick, now Schulte, Roth and Zabel, a law firm with offices in New York and London, where he practiced in the litigation, corporate, mergers and acquisitions, and entertainment fields from 1969 until 1980, first as a member of the firm and then as counsel to the firm. Since 1983, Mr. Baer has been active as a motion picture producer and as an executive in the entertainment and media space in partnership with Michael H. Steinhardt. In 1994, Steinhardt Baer Pictures Company, of which Mr. Baer is a General Partner, acquired a minority interest in October Films, which has since been acquired by Universal Pictures. Since 1983, Mr. Baer has served variously as president of Kings Road Productions and as a contract producer at Orion Pictures Corporation and Universal Pictures. Mr. Baer is a graduate of Tufts University and Yale Law School.
     Jarl Mohn. Mr. Mohn, also known as Lee Masters, currently serves as Chairman of the Board of CNET, a on-line publisher of special interest content. Mr. Mohn also currently serves on the board of several media companies, including The E.W. Scripps Company, XM Satellite Radio Holdings Inc. and MobiTV, a television programming provider for mobile telephone companies. Mr. Mohn founded and served as President and Chief Executive Officer of Liberty Digital, Inc., a publicly-traded company that invested in mid-stage interactive television, cable networks and internet enterprises, from June 1999 until March 2002. Before joining Liberty Digital, from January 1990 until December 1998, Mr. Mohn founded and served as President and Chief Executive Officer of E! Entertainment Television. From 1986 until 1990, Mr. Mohn served as Executive Vice President and General Manager of MTV and VH1. Prior to his career in television, Mohn enjoyed a successful 19-year career in radio, where he was a disc jockey, programmer, general manager and owner of a group of radio stations.
     Barry A. Porter. Mr. Porter is a co-founder and a Managing General Partner of Clarity Partners L.P., a private equity firm focused on investments in media, communications and business services. Clarity’s transactions have included growth investments, leveraged acquisitions and build-ups, joint ventures, and recapitalizations. Mr. Porter also serves on the investment committee of Clarity China, an affiliated private equity firm focusing on investments in the greater China region. Before the formation of Clarity, Mr. Porter was a Managing Director of Pacific Capital Group from 1993 until 1997. While at Pacific Capital Group, Mr. Porter was a co-founder of Global Crossing, a telecommunications company, and he served in a variety of senior executive positions at Global Crossing from 1997 to 2000 and on that company’s Board of Directors. Before joining Pacific Capital Group, Mr. Porter was an investment banker at Bear, Stearns & Co. Inc. from 1986 until 1993, where he became a Senior Managing Director and was a co-head of the media and communications practice, head of the gaming industries group and an active participant in the firm’s high-yield activities. Before joining Bear, Stearns & Co. Inc. Mr. Porter was an attorney at Wyman, Bautzer, Rothman, Kuchel and Silbert in Los Angeles from 1983 until 1986, where he focused on media and entertainment matters. Mr. Porter currently serves as a director on the board of directors of BASE Entertainment, Liberation Entertainment and Westec InterActive. He is also involved in a variety of community organizations and is on the Board of the Independent School Alliance for Minority Affairs and on the Board of Public Counsel. Mr. Porter holds a J.D. and M.B.A from the University of California, Berkeley, and a B.S. in Finance and Political Science from the Wharton School of Business, University of Pennsylvania.
     The special advisors set forth above are not currently affiliated with members of management. Except for the monthly fee of $7,500 payable to Clarity described below, we have no formal arrangements or agreements with these advisors to provide services to us, and they have no fiduciary obligations to present business opportunities to us. These special advisors will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe that, with their business background and extensive contacts, they will be helpful to our search for a target business and our consummation of a business combination.
Number and Terms of Directors
     Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Steven D. Rubin and Shawn Gold, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Rao Uppaluri and Thomas Beier, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Phillip Frost, Robert N. Fried and David H. Moskowitz, will expire at the third annual meeting. To the extent that we are or become subject to any restrictions under Section 2115(b) of the California Corporations Code relating to our ability to have a staggered board of directors, all of our directors will be elected at each annual meeting of stockholders and will hold office until the next annual meeting.

     These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.
Director Independence
     Our board of directors has determined that Thomas E. Beier, Shawn Gold and David H. Moskowitz are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The American Stock Exchange requires that a majority of our board must be composed of independent directors. However, since we listed on the American Stock Exchange in connection with our IPO, we are not required to meet this requirement until one year following our listing on the American Stock Exchange. We intend to appoint additional members to our Board of Directors in the future to meet the requirement that a majority of our Board of Directors be independent within one year of our listing on the American Stock Exchange. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
     Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.
Board Committees
Audit Committee
     We have established an audit committee of the board of directors, which consists of Thomas E. Beier, David H. Moskowitz and Steven D. Rubin. Under the American Stock Exchange listing standards and applicable rules of the SEC, we are required to have an audit committee of at least three members, each of whom must be independent. However, since we listed on the American Stock Exchange in connection with our initial public offering, we are permitted to have one independent member at the time of listing, a majority of independent members within 90 days of listing and all independent members within one year. Currently, two members of the audit committee, Messrs. Beier and Moskowitz, are independent. We intend to replace Mr. Rubin with an independent member within one year of our listing on the American Stock Exchange.
     The audit committee’s responsibilities include:
•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions, including, but not limited to, any involvement of Ladenburg Thalmann & Co. Inc. in our business combination;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee
     Each member of the audit committee is financially sophisticated, as required by the American Stock Exchange listing standards. In addition, the board of directors has determined that Mr. Beier qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC.
Nominating and Corporate Governance Committee
     We have established a nominating and corporate governance committee of the board of directors, which consists of Shawn Gold, David H. Moskowitz and Steven D. Rubin. Under the American Stock Exchange listing standards, each member of the nominating and corporate governance committee must be independent, with limited exceptions. However, since we listed on the American Stock Exchange in connection with our initial public offering, we are permitted to have one independent member at the time of listing, a majority of independent members within 90 days of listing and all independent members within one year. Currently, two members of the nominating and corporate governance committee, Messrs. Gold and Moskowitz, are independent. We intend to replace Mr. Rubin with an independent member within one year of our listing on the American Stock Exchange. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee will consider persons identified by its members, management, stockholders, investment bankers and others.
Guidelines for Selecting Director Nominees
     The nominating and corporate governance committee will consider a number of qualifications relating to management, leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating and corporate governance committee will not distinguish among nominees recommended by stockholders and other persons.
Code of Ethics
     We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2007, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.
Item 11. Executive Compensation
     No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our initial stockholders, officers, directors or special advisors, or any of their affiliates, for any services rendered prior to or in connection with the consummation of a business combination, other than the monthly fee of $7,500 for office space and administrative and support services payable to Clarity, a potential finder’s or success fee to Ladenburg Thalmann & Co. Inc., an affiliate of Dr. Frost, to the extent we enter into an agreement with such company in connection with our search for a target business, and repayment of non-interest bearing loans of $200,000 in the aggregate made by certain of our initial stockholders. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all reimbursements made to our initial stockholders, officers, directors or their affiliates, and any reimbursements made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval. Such review will encompass an analysis of the corporate purposes advanced by such expenses and their reasonableness as compared to similar services or products that could have been procured from an independent third party source. There is no limit on the total amount of these out-of-pocket expenses reimbursable by us, provided that members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the Trust Account (initially, approximately $250,000) and interest income on the Trust Account balance, net of taxes payable on such interest, of up to $1,700,000 that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. There will be no review of the reasonableness of the expenses other than by our audit committee and, in some cases, by our board of directors as described above, or if such reimbursement is challenged, by a court of competent jurisdiction.

     Our officers, directors and special advisors may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely, however, that the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.
     In addition, since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination. While the role of present management after a business combination is uncertain, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2008, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.
     As of March 25, 2008, we had 12,500,000 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
	Amount and Nature of	Percentage of
	Beneficial	Outstanding Common
Name and Address of Beneficial Owner (2)	Ownership (1)(3)	Stock
Officers and Directors
Dr. Phillip Frost, M.D.(4)	1,509,000	12.1%
Robert N. Fried	620,500	4.9%
Rao Uppaluri	157,500	1.3%
Steven D. Rubin	157,500	1.3%
Thomas E. Beier	10,000	*
Shawn Gold	10,000	*
David H. Moskowitz	10,000	*
All directors and executive officers as a group (7 individuals)	2,474,500	19.8%
5% Holders
Frost Gamma Investments Trust(5)	1,509,000	12.1%
President and Fellows of Harvard College(6)	1,200,000	9.6%
Millenco LLC(7)	1,008,300	8.1%
HBK Investments L.P.(8)	756,684	6.1%

*	less than 1%

(1)	Includes shares of common stock which the person has the right to acquire within 60 days of March 25, 2008.

(2)	Unless otherwise noted, the business address of each of the following is 100 North Crescent Drive, Beverly Hills, California 90210.

(3)	Does not reflect 2,400,000 shares of common stock issuable upon exercise of warrants held by certain of our initial stockholders, which are not exercisable until the later of our completion of a business combination and November 19, 2008.

(4)	The number of shares beneficially owned by Dr. Frost includes shares of common stock beneficially owned by Frost Gamma Investments Trust, of which Frost Gamma Limited Partnership is the sole and exclusive beneficiary. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(5)	The business address of Frost Gamma Investments Trust is 4400 Biscayne Blvd., Suite 1500, Miami, Florida 33137. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(6)	The business address of President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210. The foregoing information is derived from a Schedule 13G filed with the SEC on February 14, 2008

(7)	Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the manager of Millenco LLC, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millenco. The business address of Millenco LLC is 666 Fifth Avenue, New York, New York 10103. The foregoing information is derived from a Schedule 13G filed with the SEC on December 6, 2007.

(8)	HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors expressly declare that the filing of this statement on Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members (collectively, the “Members”) of HBK Management LLC. The Members expressly declare that the filing of this statement on Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. The business address of HBK Investments L.P. is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information is derived from a Schedule 13G/A filed with the SEC on January 18, 2008.

Item 13. Certain Relationships and Related Transactions
     On June 12, 2007, in connection with the formation of our company, we issued 2,500,000 shares of our common stock to our initial stockholders for $0.01 per share or a total of $25,000. Additionally, our initial stockholders purchased warrants exercisable for 2,400,000 shares of our common stock, for $1.00 per warrant or a total of $2,400,000, in a private placement transaction that occured simultaneously with the consummation of our IPO. The table below sets forth the number of initial shares purchased and the number of insider warrants to be purchased by each of our initial stockholders.

	Number of Initial	Number of Insider
Name	Shares	Warrants
Frost Gamma Investments Trust(1)	1,359,000	1,320,000
Robert N. Fried	617,500	550,000
Rao Uppaluri	154,500	150,000
Steven D. Rubin	154,500	150,000
Jane Hsiao	154,500	150,000
Thomas E. Beier	10,000	5,000
Shawn Gold	10,000	5,000
David H. Moskowitz	10,000	5,000
Thomas H. Baer	10,000	5,000
Jarl Mohn	10,000	30,000
Nautilus Trust dtd 9/10/99(2)	10,000	30,000

Total	2,500,000	2,400,000

(1)	The beneficiary of Frost Gamma Investments Trust is an entity controlled by Dr. Phillip Frost, M.D.

(2)	Nautilus Trust dtd 9/10/99 is the grantor trust of Barry A. Porter.
     The proceeds from the sale of the insider warrants were deposited in the Trust Account pending our completion of a business combination. The insider warrants are identical to the warrants included in the units being offered in an initial public offering except that if we call the warrants for redemption, the insider warrants will be exercisable on a cashless basis so long as such warrants are held by our initial stockholders or their affiliates. Our initial stockholders have agreed that the insider warrants will not be sold or transferred by them until 90 days after we have completed a business combination, provided however that transfers can be made to certain permitted transferees who agree in writing to be bound by such transfer restrictions. Accordingly, the insider warrants were placed in escrow and will not be released until 90 days after the completion of a business combination. Lazard Capital Markets LLC has no intention of waiving these restrictions.
     The initial stockholders are entitled to registration rights pursuant to an agreement signed on November 19, 2007. The holders of the majority of these securities will be entitled to make up to two demands that we register such securities. As the initial shares will be released from escrow one year after the consummation of a business combination, our initial stockholders will be able to make a demand for registration of the resale of their initial shares at any time commencing nine months after the consummation of a business combination. Additionally, our initial stockholders will be able to elect to exercise these registration rights with respect to the insider warrants (and underlying securities) at any time after we consummate a business combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
     We have agreed to pay Clarity a monthly fee of $7,500 for office space and administrative and support services. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity, and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. This arrangement is being agreed to by Clarity for our benefit and is not intended to provide Mr. Porter, any member of our management team, any other special advisor or any of our directors with compensation in lieu of a salary or other remuneration. We believe, based on rents and fees for similar services in the Beverly Hills, California area, that the fee charged by Clarity is at least as favorable as we could have obtained from any unaffiliated person. Effective April 1, 2008, we intend to move our principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. We will sublease space and pay $7,500 per month for office space and related services to Spirit SMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC. We believe, based on rents and fees for similar services in the Los Angeles, California area, that the fee charged by Spirit SMX LLC is at least as favorable as we could have obtained from any unaffiliated person. Our audit committee of Ideation Acquisition Corp approved the sub-leasing and administrative and support services agreement with Spirit SMX LLC on March 20, 2008. We will terminate our agreement with Clarity Partners, L.P. before March 31, 2008.
     Frost Gamma Investments Trust, Robert N. Fried, Rao Uppaluri, Steven D. Rubin and Jane Hsiao loaned a total of $200,000 to us for the payment of offering expenses. The loans were non-interest bearing and were repaid on November 26, 2007 out of the proceeds of our IPO available to us for payment of offering expenses.

     We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Our audit committee will review and approve all reimbursements made to our initial stockholders, officers, directors or their affiliates, and any reimbursements made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval. Such review will encompass an analysis of the corporate purposes advanced by such expenses and their reasonableness as compared to similar services or products that could have been procured from an independent third party source. There is no limit on the total amount of out-of-pocket expenses reimbursable by us, provided that members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the Trust Account (initially, approximately $250,000) and interest income on the Trust Account balance, net of taxes payable on such interest, of up to $1,700,000 that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. Additionally, there will be no review of the reasonableness of the expenses other than by our audit committee and, in some cases, by our board of directors as described above, or if such reimbursement is challenged, by a court of competent jurisdiction.
     No compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our initial stockholders, officers, directors or special advisors, or any of their affiliates, for any services rendered prior to or in connection with the consummation of a business combination, other than the monthly fee of $7,500 for office space and administrative and support services referred to above, a potential finder’s or success fee to Ladenburg Thalmann & Co. Inc., an affiliate of Dr. Frost, to the extent we enter into an agreement with such company in connection with our search for a target business, and repayment of non-interest bearing loans of $200,000 in the aggregate made by certain of our initial stockholders.
     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.
Other Conflicts of Interest
     Potential investors should be aware of the following potential conflicts of interest:
     •      None of our officers and directors is required to commit any specified amount of time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
     •      Members of our management team and our directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to affiliations with other companies, members of our management team and our directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause conflicts of interest. Accordingly, members of our management team and our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For example, Dr. Frost, Dr. Uppaluri and Mr. Rubin have fiduciary obligations that arise as a result of their affiliation with The Frost Group and Opko Health, Inc. While neither The Frost Group nor Opko Health, Inc. presently intends to make acquisitions in the digital media sector, to the extent that we consider a business combination outside of the digital media sector, we may compete with The Frost Group or Opko Health, Inc. in pursuing a business combination. Additionally, Dr. Frost owns an equity interest in the general partner and in the limited partnership of Peregrine VC Investments II, a private venture capital fund based in Israel that invests primarily in early-stage Israeli technology companies, The Florida Value Fund LLLP, a private equity fund focused on mid-market companies in the State of Florida, and Calex Equity Partners, LP, an equity fund with a value orientation. The investment focus of Peregrine VC Investments II is on acquiring non-controlling interests of companies, and the targeted aggregate capital of such fund is $20 million. The investments of The Florida Value Fund LLLP range between $1 million and $4 million per company in the form of either equity or mezzanine debt. The investment focus of Calex Equity Partners, L.P. is to maximize total returns by taking long and short non-controlling positions in primarily equity securities of U.S. and foreign public companies. Accordingly, based on the investment criteria of Peregrine VC Investments II, The Florida Value Fund LLLP and Calex Equity Partners, LP, we do not expect to compete with those funds in our search for a target business or businesses. In addition, Mr. Fried has fiduciary duties to Fried Films. Fried Films only acquires motion picture screenplays, and, as a result, we do not expect to compete with such company in our search for a target business or businesses. For a description of our management team’s and our directors’ existing affiliations, please see the previous section entitled “Directors, Executive Officers and Corporate Governance.”

     •      Our officers, directors and special advisors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company. Additionally, our officers, directors and special advisors may organize, promote or become involved with other blank check companies, including blank check companies with a focus on the digital media sector, either before or after our consummation of a business combination.
     •      In connection with our search for a target business, we may enter into an agreement with Ladenburg Thalmann & Co. Inc., an investment banking and securities brokerage firm and a subsidiary of Ladenburg Thalmann Financial Services Inc., that provides for the payment of a finder’s or success fee. Dr. Frost, our Chairman of the Board, is the Chairman of the Board of Ladenburg Thalmann Financial Services Inc. and a significant stockholder of Ladenburg Thalmann Financial Services Inc. In no instance will we pay Ladenburg Thalmann & Co. Inc. a finder’s fee for a referral involving a business opportunity that was brought to the attention of Ladenburg Thalmann & Co. Inc. initially by any of our officers, directors or special advisors, including Dr. Frost. While Ladenburg Thalmann & Co. Inc. may be involved in our business combination, neither its role nor its proposed fee structure has been determined.
     •      The initial shares and insider warrants owned by our initial stockholders, which includes our officers, directors and special advisors, will be released from escrow only if a business combination is successfully completed. In addition, the insider warrants purchased by our initial stockholders and any warrants which our initial stockholders may purchase in this offering or in the aftermarket will expire worthless if an initial business combination is not consummated. Additionally, our initial stockholders will not receive liquidation distributions with respect to any of their initial shares. For the foregoing reasons, our board of directors may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders.
     •      Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to an initial business combination. Additionally, our officers and directors may enter into employment or consulting agreements with us in connection with a business combination pursuant to which they may be entitled to compensation for any services provided following such business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business.
     •      The ability of the holders of our insider warrants to exercise the insider warrants on a cashless basis if we call such warrants for redemption may cause a conflict of interest in determining when to call the warrants for redemption as they would potentially be able to avoid any negative price pressure on the price of the warrants and common stock due to the redemption through a cashless exercise.
     •      Our initial stockholders, officers, directors and special advisors may purchase shares of common stock in the open market. If they did, they would be entitled to vote such shares as they choose on a proposal to approve a business combination.
     •      Our special advisors have no fiduciary obligations to us. Therefore, they have no obligation to present business opportunities to us at all and will only do so if they believe it will not violate any fiduciary obligations they have. For a description of our special advisors’ existing affiliations, please see the previous section entitled “Directors, Executive Officers and Corporate Governance — Special Advisors.”
     In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
     Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

     Each of our officers, directors and special advisors has, or may come to have, to a certain degree, other fiduciary obligations. Members of our management team, our directors and our special advisors have fiduciary obligations to other companies on whose board of directors they presently sit, or may have obligations to companies whose board of directors they may join in the future. To the extent that they identify business opportunities that may be suitable for us or other companies on whose board of directors they may sit, our officers, directors and special advisors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless the other companies have declined to accept such opportunities or clearly lack the resources to take advantage of such opportunities. See “Directors, Executive Officers and Corporate Governance — Special Advisors.”
     In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or a director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any pre-existing fiduciary or contractual obligations he might have.
     In connection with the vote required for any business combination, all of our initial stockholders, which includes our officers, directors and special advisors, have agreed to vote their respective shares of common stock which were owned prior to this offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in this offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their initial shares. Any common stock acquired by our initial stockholders in the offering or aftermarket will be considered part of the holdings of the public stockholders. Except with respect to the conversion rights afforded to public stockholders, these initial stockholders will have the same rights as other public stockholders with respect to such shares, including voting rights in connection with a potential business combination. Accordingly, they may vote such shares on a proposed business combination any way they choose.
     In the event we consider a target business affiliated with a member of our board of directors, we would establish a special committee consisting of disinterested members of our board of directors to oversee the negotiations with such affiliated entity and evaluate and vote upon the business combination. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders, which includes our officers, directors and special advisors, unless we obtain an opinion from an unaffiliated, independent investment banking firm that the business combination is fair to our stockholders from a financial perspective. Accordingly, to the extent any of our initial stockholders are affiliated with an entity that is a portfolio company of, or that has received a financial investment from, any company that is affiliated with our initial stockholders, we would not consummate a business combination with such entity unless we obtained an opinion from an unaffiliated, independent investment banking firm that the business combination is fair to our stockholders from a financial perspective. We currently do not anticipate entering into a business combination with an entity affiliated with our management team or our initial stockholders.
Item 14. Principal Accountant Fees and Services
     The firm of Rothstein, Kass & Company, P.C.(“Rothstein Kass”) acts as our principal accountant. Rothstein Kass manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. We have engaged the firm of Insero & Company CPAs, P.C. (“Insero”) to assist us in the preparation of our audited financial statements. The following is a summary of fees paid to Rothstein Kass for services rendered:
Audit Fees
     The aggregate fees billed or expected to be billed for professional services rendered by Rothstein Kass for the year ended December 31, 2007 for (a) the annual audit of our financial statements for such year and (b) the audit of our financial statements dated 9/30/07 and 11/26/07 and filed with our registration statement on Form S-1 or our Current Reports on Form 8-K and (c) reviews of SEC filings amounted to approximately $62,000.
Audit-Related Fees
     We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2007.
Tax Fees
     We did not receive professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2007. However, we engaged Rothstein Kass in 2008 to prepare our Federal and State tax returns for 2007.

All Other Fees
     We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the year ended December 31, 2007.
Pre-Approval Policy
     Since our audit committee was not formed until November 26, 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)	Financial Statements

See Item 8 — Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules
     All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit
Number

3.1	Certificate of Incorporation.*

3.2	Bylaws.*

3.3	Form of Amended and Restated Certificate of Incorporation*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Form of Warrant Certificate.*

4.4	Form of Warrant Agreement between the Registrant and continental Stock Transfer & Trust Company.*

10.1	Form of Letter Agreement among the Registrant, the Representative and each officer, director and initial stockholder.*

10.2	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company.*

10.3	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders.*

10.4	Form of Letter Agreement between the Registrant and Clarity Partners, L.P. regarding office space and related services.*

10.5	Promissory Notes issued June 12, 2007 to Frost Gamma Investments Trust, Robert N. Fried, Rao Uppaluri, Steven D. Rubin and Jane Hsiao.*

10.6	Form of Registration Rights Agreement among the Registrant and the initial stockholders.*

10.7	Warrant Purchase Agreement dated August 16, 2007 among the Registrant and the purchasers named therein.*

14	Code of Ethics*

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350**

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-144218)

**	Filed herewith

IDEATION ACQUISITION CORP.
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ideation Acquisition Corp.

     We have audited the accompanying balance sheet of Ideation Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from June 1, 2007 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ideation Acquisition Corp. (a corporation in the development stage) as of December 31, 2007 and the results of its operations and its cash flows for the period June 1, 2007 (Date of Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 26, 2008

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Balance Sheet
December 31, 2007

Assets

Current Assets:
Cash	$124,139
Interest receivable	291,835
Other current assets	49,256

Total current assets	465,230
Other asset, cash held in trust	78,815,000

Total assets	$79,280,230

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$26,721
Income taxes payable	74,244
Franchise taxes payable	68,666

Total current liabilities	169,631

Long-term liability
Deferred underwriters’ fee	2,730,000

Common stock subject to possible redemption (2,999,999 shares at redemption value of $7.88 per share)	23,639,992

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common Stock, $0.0001 par value, 50,000,000 shares authorized, 12,500,000 shares issued and outstanding including 2,999,999 shares subject to possible redemption	1,250
Additional paid-in capital	52,595,237
Income accumulated during the development stage	144,120

Total stockholders’ equity	52,740,607

Total liabilities and stockholders’ equity	$79,280,230

(See accompanying notes to financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Statement of Operations
For the Period from June 1, 2007 (Date of Inception) to December 31, 2007

Revenue	$—
Formation and operating costs	100,877

Loss from operations	(100,877)
Interest income	340,417

Income before provision for income taxes	239,540
Provision for income taxes	95,420

Net income	$144,120

Maximum number of shares subject to possible redemption:
Weighted average number of shares, basic and diluted	522,000
Income per share amount, basic and diluted	$0.00
Weighted average number of common shares outstanding (not subject to possible redemption):
Basic	3,664,000
Diluted	3,897,000
Income per share amount:
Basic	$0.04
Diluted	$0.04
(See accompanying notes to financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Statement of Stockholders’ Equity For the Period from
June 1, 2007 (Date of Inception) to December 31, 2007

				Income
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to founders	2,500,000	$250	$24,750	$—	$25,000

Proceeds from issuance of warrants	—	—	2,400,000	—	2,400,000

Sale of 10,000,000 units through public offering, net of underwriters’ discount and offering expenses, at $8.00 per unit (including 2,999,999 shares subject to possible redemption)	10,000,000	1,000	73,810,479	—	73,811,479

Proceeds subject to possible redemption, 2,999,999 shares			(23,639,992)	—	(23,639,992)

Net income	—	—	—	144,120	144,120

Balance at December 31, 2007	12,500,000	$1,250	$52,595,237	$144,120	$52,740,607

(See accompanying notes to financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Statement of Cash Flows
For the Period from June 1, 2007 (Date of Inception) to December 31, 2007

Cash flows from operating activities:
Net income	$144,120
Adjustments to reconcile net income to net cash used in operating activities:
Change in operating assets and liabilities:
Interest receivable	(291,835)
Other current assets	(49,256)
Accrued expenses	26,721
Income taxes payable	74,244
Franchise taxes payable	68,666

Net cash used in operating activities	(27,340)

Net cash used in investing activities:
Cash held in Trust Account	(78,815,000)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	200,000
Proceeds from common shares issued to founders	25,000
Proceeds from public offering	80,000,000
Proceeds from issuance of insider warrants	2,400,000
Repayment of notes payable to stockholders	(200,000)
Payment of underwriters’ discount and offering costs	(3,458,521)

Net cash provided by financing activities	78,966,479

Net increase in cash	124,139
Cash beginning of period	—

Cash end of period	$124,139

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ fees	$2,730,000

(See accompanying notes to financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization and Nature of Business Operations
     Ideation Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 1, 2007. The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination a currently unidentified business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.
     The registration statement for the Company’s initial public offering (“Offering”) was declared effective on November 19, 2007. The Company consummated the Offering on November 26, 2007. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business (“Business Combination”). As used herein, “Target Business” shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the trust account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $2.73 million). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.
     Upon closing of the Offering, $78,815,000 was placed in a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 180 days or less, or in money market funds selected by the Company meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The amounts placed in the trust account consists of the proceeds of our IPO (see Note 3) and the issuance of Insider Warrants (see Note 4) and $2.73 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account, along with the interest income of up to $1.7 million earned on the trust account that may be released to the Company, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
     The Company will seek stockholder approval before it will affect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, all of the Company’s existing stockholders (“Initial Stockholders”) have agreed to vote the shares of common stock owned by them immediately before the Company’s IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Public Offering exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination, but 24 months has not yet passed since closing of the Offering, the Company may combine with another Target Business meeting the fair market value criterion described above.
     Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income of up to $1.7 million on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The Company’s Certificate of Incorporation was amended prior to the closing of the Offering to provide that the Company will continue in existence only until 24 months from the effective date. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).
     The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. At December 31, 2007, the Company earned approximately $340,000 of interest income on the trust.
Note 2 — Summary of Significant Accounting Policies
Basis of presentation
     The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
Development Stage Company
     The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Fair Value of Financial Instruments
     The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the accompanying balance sheet.
Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of December 31, 2007.
Net Income per Common Share
     The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
     The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Income Taxes
     The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
     The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. There were no unrecognized tax benefits as of December 31, 2007. The Company would recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position. The Company adopted FIN 48 effective June 1, 2007 (date of inception) and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Redeemable common stock
     The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (2,999,999) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Note 3 — Initial Public Offering
     In its initial pubic offering effective November 19, 2007 (consummated November 26, 2007), the Company sold 10,000,000 units (“Units”) at a price of $8.00 per unit. Proceeds from the initial public offering totaled $73,811,479 which was net of $3,458,521 in underwriting and other expenses and $2,730,000 of deferred underwriting fees. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a Target Business and November 19, 2008 and expiring November 19, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $ 11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is sent. In accordance with the warrant agreement, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.
     Proceeds held in the trust account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $1.7 million can be taken from the interest earned on the trust account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
Note 4 — Related Party Transactions
     In June 2007, the Company issued 2,500,000 shares (“Initial Shares”) of common stock to the Initial Stockholders for $0.01 per share or a total of $25,000. The Initial Stockholders also purchased 250,000 units for $2,000,000 in the IPO.
     The Company issued unsecured promissory notes totaling $200,000 to its Initial Stockholders, on June 12, 2007. The notes were non-interest bearing and were repaid from the proceeds of the Offering by the Company.
     The Company has agreed to pay $7,500 per month for office space and general and administrative services. The office space is being leased from Clarity Partners, L.P. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity Partners, L.P., and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. Services commenced on November 19, 2007 and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. See Note 7 for a description of the new office space agreement entered into by the Company and Spirit SMX LLC effective April 1, 2008.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The Initial Stockholders purchased warrants (“Insider Warrants”) exercisable for 2,400,000 shares of common stock at a purchase price of $1.00 per warrant concurrently with the closing of the Offering at a price of $1.00 per Insider Warrant directly from the Company and not as part of the Offering. All of the proceeds from this private placement have been placed in a trust account until a business combination has been consummated. The Insider Warrants are identical to the Warrants included in the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis” so long as such securities are held by the Initial Stockholders or their affiliates. Additionally, our Initial Stockholders have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination. The Company believes based on a review of the trading prices of the public warrants of other blank check companies similar to the Company, that the purchase price of $1.00 per Insider Warrant is not less than the approximate fair value of such warrants on the date of issuance. Therefore, the Company has not recorded stock-based compensation expense upon the sale of the Insider Warrants.
     The holders of the Initial Shares, as well as the holders of the Insider Warrants (and underlying securities), will be entitled to registration rights pursuant to an agreement signed on November 19, 2007. The holders of a majority of these securities will be entitled to make up to two demands that we register such securities. The holders of a majority of the Initial Shares will be able to make a demand for registration of the resale of their Initial Shares at any time commencing nine months after the consummation of a business combination. The holders of a majority of the Insider Warrants (or underlying securities) will be able to elect to exercise these registration rights with respect to the Insider Warrants (or underlying securities) at any time after the Company consummates a business combination. In addition, such holders will have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which such securities are released from escrow. All our Initial Stockholders placed the initial shares and the insider warrants into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. The Initial Shares will not be released from escrow until one year after the consummation of a Business Combination, or earlier if, following a Business Combination, the Company engages in a subsequent transaction resulting in the Company’s stockholders having the right to exchange their shares for cash or other securities or if the Company liquidates and dissolves. The Insider Warrants will not be released from escrow until 90 days after the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Note 5 — Income taxes
     The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 39.8% for the period from June 1, 2007 (date of inception) to December 31, 2007.
     Components of the provision for income taxes are as follows:

Current Federal	74,244
State	21,176

Total Current	$95,420

     The effective income tax differs from the federal statutory rate of 34% principally due to the effect of state income taxes.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 6 — Commitments and contingencies
     At the closing of the Offering, the Company paid a fee of 3.5% of the gross offering proceeds, excluding the proceeds received from the founding shareholders’ purchase of IPO units. In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds, less the fees not paid on the founding shareholders purchase of IPO units, to the underwriters on the completion of an initial business combination by the Company.
     In addition to the previously described fee, Lazard Capital Markets LLC was granted a 45-day option to purchase up to 1,500,000 Units (over and above the 10,000,000 Units referred to above) solely to cover over-allotments, if any. The over-allotment option was not used and expired on January 3, 2008.
     The Company sold to the underwriters in the Offering for $100, as additional compensation, an option to purchase up to a total of 500,000 Units for $10.00 per Unit. The Units issuable upon exercise of this option are identical to those offered in the Offering; however the Warrants will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 per share. The purchase option and its underlying securities have been registered under the registration statement which was effective on November 19, 2007.
     The sale of this option has been accounted for as an equity transaction. Accordingly, there was no net effect on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the most recent fair market value of the option is approximately $2.3 million, using an expected life of five years, volatility of 75.3% and a risk-free interest rate of 3.55%. Because the units do not have a trading history, the volatility factor is based on information currently available to management. The volatility factor of 75.3% is the average volatility of ten sample blank check companies that have completed a business combination and have at least two years of trading history. The Company’s management believes that this volatility is a reasonable benchmark, given the uncertainty of the industry of the target business, to use in estimating the expected volatility for its common stock.
     The purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the purchase option (the difference between the exercise prices of the purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the purchase option or the Warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the Warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from a registration is available. If the holder is unable to exercise the purchase option or the underlying Warrants, the purchase option or Warrants, as applicable, will expire worthless.
Note 7 — Subsequent Event
     Effective April 1, 2008, the Company intends to move its principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. It will sublease space and pay $7,500 per month for office space and related services to Spirit SMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC. The audit committee of Ideation Acquisition Corp approved the sub-leasing and administrative and support services agreement on March 20, 2008. The company will terminate its agreement with Clarity Partners, L.P. before March 31, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2008	IDEATION ACQUISITION CORP.
/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Phillip Frost Phillip Frost	Chairman of the Board	March 27, 2008
/s/ Robert N. Fried Robert N. Fried	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2008
/s/ Rao Uppaluri Rao Uppaluri	Treasurer and Director (Principal Financial Officer)	March 27, 2008
/s/ Steven D. Rubin Steven D. Rubin	Secretary and Director	March 27, 2008
/s/ Thomas E. Beier Thomas E. Beier	Director	March 27, 2008
/s/ Shawn Gold Shawn Gold	Director	March 27, 2008
/s/ David H. Moskowitz David H. Moskowitz	Director	March 27, 2008