Form 10-Q
period 2008-03-31
Ideation Acquisition Corp.
filed 2008-05-14
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___to ___
Commission file number 001-33800
Ideation Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0688094 (I.R.S. Employer Identification No.)

1990 South Bundy Boulevard, Suite 620 Los Angeles, California (Address of principal executive offices)	90025 (Zip code)
(310) 694-8150
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑     No ☐
At May 14, 2008, 12,500,000 shares of the registrant’s common stock were issued and outstanding.

		Page
PART 1	FINANCIAL INFORMATION	2

ITEM 1	FINANCIAL STATEMENTS	2

	UNAUDITED CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 AND DECEMBER 31, 2007	2

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND THE PERIOD FROM JUNE 1, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2008	3

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM JUNE 1, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2008 (UNAUDITED)	4

	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION	16

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	16

SIGNATURES		17
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Unaudited Condensed Balance Sheets

	March 31, 2008	December 31, 2007
Assets

Current Assets:
Cash and cash equivalents	$599,232	$124,139
Interest receivable	195,318	291,835
Other current assets	55,032	49,256

Total current assets	849,582	465,230
Other asset, cash and cash equivalents held in trust	78,815,000	78,815,000
Deferred tax asset	89,691	—

Total assets	$79,754,273	$79,280,230

Liabilities and Stockholders’ Equity

Current Liabilities:
Accrued expenses	$94,327	$26,721
Income taxes payable	188,415	74,244
Franchise taxes payable	51,539	68,666

Total current liabilities	334,281	169,631

Long-term liability
Deferred underwriters’ fee	2,730,000	2,730,000

Common stock subject to possible redemption (2,999,999 shares at March 31, 2008 and December 31, 2007 at redemption value of $7.88 per share)	23,639,992	23,639,992

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common Stock, $0.0001 par value, 50,000,000 shares authorized, 12,500,000 shares issued and outstanding including 2,999,999 shares subject to possible redemption, at March 31, 2008 and December 31, 2007	1,250	1,250
Additional paid-in capital	52,595,237	52,595,237
Income accumulated during the development stage	453,513	144,120

Total stockholders’ equity	53,050,000	52,740,607

Total liabilities and stockholders’ equity	$79,754,273	$79,280,230

(See accompanying notes to condensed financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Unaudited Condensed Statements of Operations

	For the Three	Period from June 1,
	Months Ended	2007 (Inception) to
	March 31, 2008	March 31, 2008
Revenue	$—	$—
Formation and operating costs	171,773	272,650

Loss from operations	(171,773)	(272,650)
Interest income	686,009	1,026,426

Income before provision for income taxes (benefit)	514,236	753,776
Provision for income taxes (benefit)
Current	294,534	389,954
Deferred	(89,691)	(89,691)

Total provision for income taxes	204,843	300,263

Net income	$309,393	$453,513

Maximum number of shares subject to possible redemption:
Weighted average number of shares, basic and diluted	2,999,999	1,278,523
Income per share amount, basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding (not subject to possible redemption):
Basic	9,500,001	5,414,755
Diluted	11,494,407	7,409,160

Income per share amount:
Basic	$0.03	$0.08
Diluted	$0.03	$0.06
(See accompanying notes to condensed financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Unaudited Condensed Statements of Cash Flows

	For the Three	Period from June 1,
	Months Ended	2007 (Inception) to
	March 31, 2008	March 31, 2008
Cash flows from operating activities:
Net income	$309,393	$453,513
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax assets	(89,691)	(89,691)
Changes in operating assets and liabilities:
Interest receivable	96,517	(195,318)
Other current assets	(5,776)	(55,032)
Accrued expenses	67,606	94,327
Income taxes payable	114,171	188,415
Franchise taxes payable	(17,127)	51,539

Net cash provided by operating activities	475,093	447,753

Net cash used in investing activities:
Cash and cash equivalents held in Trust Account	—	(78,815,000)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	200,000
Proceeds from common shares issued to founders	—	25,000
Proceeds from public offering	—	80,000,000
Proceeds from issuance of insider warrants	—	2,400,000
Repayment of notes payable to stockholders	—	(200,000)
Payment of underwriters’ discount and offering	—	(3,458,521)

Net cash provided by financing activities	—	78,966,479

Net increase in cash	475,093	599,232
Cash and cash equivalents, beginning of period	124,139	—

Cash and cash equivalents, end of period	$599,232	$599,232

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ fees	$—	$2,730,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$150,000	$150,000

(See accompanying notes to condensed financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
     The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The trust account assets are invested in JP Morgan US Government Money Market Funds (Ticker: OGAXX). At March 31, 2008, the Company earned approximately $1,026,000 of interest income on the trust from inception including approximately $686,000 earned during the quarter.
     The accompanying unaudited condensed financial statements of the Company as of March 31, 2008 and December 31, 2007 and for the three month period ended March 31, 2008, and for the period from inception (June 1, 2007) to March 31, 2008, reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim period. These unaudited condensed financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation
S-X. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.
     These unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may occur for the year ended December 31, 2008.
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
Cash and cash equivalents
     Cash and cash equivalents are defined as cash and investments that have a maturity at date of purchase of three months or less.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of March 31, 2008.
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
New Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
     Proceeds held in the trust account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $1.7 million can be taken from the interest earned on the trust account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2008, the Company includes approximately $530,000 of these proceeds in their cash balance as they plan on withdrawing the cash as needed for operations.
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
     The Company paid approximately $13,500 from inception to March 31, 2008 for office space and general and administrative services, leased from Clarity Partners, L.P. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity Partners, L.P., and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. Services commenced on November 19, 2007 and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The Company terminated its agreement with Clarity Partners, L.P. effective March 31, 2008.
     On March 20, 2008, the audit committee of Ideation Acquisition Corp approved a new sub-leasing and administrative and support services agreement. Effective April 1, 2008, has moved its principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. It will sublease space and pay $7,500 per month for office space and related services to Spirit SMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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
Note 5 — Income taxes
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $0 and $89,691 on December 31, 2007 and March 31, 2008, respectively, for the tax effect of temporary differences during the period from June 1, 2007 (Inception) to December 31, 2007, and during the three month period ended March 31, 2008. Temporary differences during the period from June 1, 2007 (Inception) to December 31, 2007 and during the three month period ended March 31, 2008 consist of start up costs and organizational expenses.
     The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s income before taxes. The Company’s consolidated effective tax rate was approximately 40.% during the periods from June 1, 2007 (Inception) to March 31, 2008 and the three month period ended March 31, 2008.
     Components of the current and deferred provision for income taxes are approximately as follows:

	For the Three	Period from June 1, 2007
	Months Ended	(Inception) to
	March 31, 2008	March 31, 2008
Current Tax Provision
Federal	$229,171	$303,416
State	65,363	86,538

Total Current	294,534	389,954
Deferred Tax Provision:
Federal	(69,787)	(69,787)
State	(19,904)	(19,904)

Total Deferred	$(89,691)	$(89,691)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles the (provision) benefit for income taxes for all periods computed using the U.S. statutory rate of 34% to the (provision) benefit for income taxes from operations as reflected in the condensed financial statements:

	For the Three	Period from June 1,
	Months Ended	2007 (Inception) to
	March 31, 2008	March 31, 2008
Provision at statutory rate	$178,840	$256,284
State taxes, net of federal benefit	30,003	43,979

Provision for income taxes	$204,843	$300,263

Note 6 — Fair Value Measurements
     Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
     The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results.
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$.6	$.6	$—	$—

Cash and cash equivalents held in trust	78.8	78.8	—	—

Total	$79.4	$79.4	$—	$—

     The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources. The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
Note 7 — Commitments and contingencies
     At the closing of the Offering, the Company paid a fee of 3.5% of the gross offering proceeds, excluding the proceeds received from the founding shareholders purchase of IPO Units, excluding the proceeds received from the founding shareholders’ purchase of IPO units. In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds, less the fees not paid on the founding shareholders purchase of IPO units, to the underwriters on the completion of an initial business combination by the Company.
     In addition to the previously described fee, Lazard Capital Markets LLC was granted a 45-day option to purchase up to 1,500,000 Units (over and above the 10,000,000 Units referred to above) solely to cover over-allotments, if any. The over-allotment option was not used and expired on January 3, 2008.
     The Company has sold to the underwriters in the Offering for $100, as additional compensation, an option to purchase up to a total of 500,000 Units for $10.00 per Unit. The Units issuable upon exercise of this option are identical to those offered in the Offering; however the Warrants will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 per share. The purchase option and its underlying securities have been registered under the registration statement which was effective on November 19, 2007.
     The sale of this option has been accounted for as an equity transaction. Accordingly, there was no net effect on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the most recent fair market value of the option is approximately $2.2 million, using an expected life of five years from the date of the IPO, volatility of 76.7% and a risk-free interest rate of 3.73%. Because the units do not have a trading history, the volatility factor is based on information currently available to management. The volatility factor of 76.73% is the average volatility of ten sample blank check companies that have completed a business combination and have at least two years of trading history. The Company’s management believes that this volatility is a reasonable benchmark, given the uncertainty of the industry of the target business, to use in estimating the expected volatility for its common stock.
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. This discussion is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
Special Note About Forward-Looking Statements
     Certain statements under Management’s Discussion and Analysis of “Financial Conditions and Results of Operations,” other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our filings with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
     On November 26, 2007, we completed our initial public offering of 10,000,000 units (“IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a “Warrant”) at a price of $8.00 per unit.
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

Results of Operation
     We have not generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenue until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalent.
     Net income attributable to common stockholders’ for the period from June 1, 2007 (inception) to March 31, 2008, was $454,000, which consisted of $1,026,000 in interest income partially offset by $272,000 in formation and operating expenses and $300,000 in income taxes.
     Net income attributable to common stockholders’ for the three months ended March 31, 2008 was $309,000 which consisted of $686,000 in interest income partially offset by $172,000 in formation and operating expenses and $205,000 in income taxes. We will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
Liquidity and Capital Resources
     Approximately $78.8 million of the net proceeds of our IPO and Private Placement, and a portion of the underwriters’ discounts and expense allowance were deposited in the trust account, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1.7 million) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust accounts are returned to them.
     We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to find the purchase of other companies, or for working capital.
     At March 31, 2008, we had cash outside of the trust account of approximately $599,000, cash held in the trust account of approximately $78,815,000 accrued interest income and other current assets of approximately $250,000 and total current liabilities of $334,000. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for the next twelve months (beginning April 1, 2008).
     At our instructions, on February 13, 2008 and April 8, 2008, the trustee transferred $300,000 and $400,000 respectively, of interest earned on the trust account into our operating cash account for the purposes of paying taxes on the aggregate amount of interest earned on the funds held in the trust account and to cover our operating expenses.
     We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt and/or equity securities if such funds were required to consummate a business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.
Recent Accounting Pronouncements
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

     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.
Redeemable common stock
     We account for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As further described in our filings with the Securities and Exchange Commission, we will only consummate a business combination if a majority of the shares of common stock voted by the public stockholders owning shares sold in our IPO vote in favor of the business combination and public stockholders holding less than 30% (2,999,999) of common shares sold in our IPO exercise their conversion rights. If a business combination is not consummated by November 19, 2009, we will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. We recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Critical Accounting Policies
Basis of presentation
     Our financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
Concentration of Credit Risk
     Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash. We maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Cash and cash equivalents
     Cash and cash equivalents are defined as cash and investments that have a maturity at date of purchase of three months or less
Preferred Stock
     We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of March 31, 2008.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.
     The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, including recent reduction instituted by the U.S. Federal Reserve Bank, particularly because our investments held in the trust account are rate sensitive U.S. Government Money Market Fund. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure other than interest rate fluctuations. We do not have any foreign currency or other derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
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
     During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

IDEATION ACQUISITION CORP.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
     An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission on March 28, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the first quarter of the fiscal year ended December 31, 2008.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008	IDEATION ACQUISITION CORP.
/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2008
/s/ Rao Uppaluri
Rao Uppaluri
Treasurer and Director (Principal Financial Officer)