Form 10-Q
period 2008-06-30
Ideation Acquisition Corp.
filed 2008-08-06
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
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
Yes ☑       No ☐
At August 6, 2008, 12,500,000 shares of the registrant’s common stock were issued and outstanding.

Page
PART 1 FINANCIAL INFORMATION	2

ITEM 1 FINANCIAL STATEMENTS	2
UNAUDITED CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007	2
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND THE PERIOD FROM JUNE 1, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2008	3
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM JUNE 1, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2008 (UNAUDITED)	4
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION	16

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	16

SIGNATURES	17
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

i

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Unaudited Condensed Balance Sheets

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$394,241	$124,139
Interest receivable	136,275	291,835
Income Taxes Receivable	92,690	—
Franchise Taxes Receivable	30,702	—
Other current assets	61,640	49,256

Total current assets	715,548	465,230
Other asset, cash and cash equivalents held in trust	78,815,000	78,815,000
Deferred tax asset	135,224	—

Total assets	$79,665,772	$79,280,230

Liabilities and Stockholders’ Equity

Current Liabilities:
Accrued expenses	$50,757	$26,721
Income taxes payable	—	74,244
Franchise taxes payable	—	68,666

Total current liabilities	50,757	169,631

Long-term liability
Deferred underwriters’ fee	2,730,000	2,730,000

Common stock subject to possible redemption (2,999,999 shares at June 30, 2008 and December 31, 2007 at redemption value of $7.88 per share)	23,639,992	23,639,992

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common Stock, $0.0001 par value, 50,000,000 shares authorized, 12,500,000 shares issued and outstanding including 2,999,999 shares subject to possible redemption, at June 30, 2008 and December 31, 2007	1,250	1,250
Additional paid-in capital	52,595,237	52,595,237
Income accumulated during the development stage	648,536	144,120

Total stockholders’ equity	53,245,023	52,740,607

Total liabilities and stockholders’ equity	$79,665,772	$79,280,230

(See accompanying notes to condensed financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Unaudited Condensed Statements of Operations

	For the Three	Period from June 1	For the six	Period from June 1,
	Months Ended	2007 (inception) to	Months Ended	2007 (Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2008
Revenue	$—	$—	$—	$—
Formation and operating costs	114,306	5,000	286,079	386,956

Loss from operations	(114,306)	(5,000)	(286,079)	(386,956)
Interest income	438,450	—	1,124,459	1,464,876

Income (Loss) before provision for income taxes (benefit)	324,144	(5,000)	838,380	1,077,920
Provision for income taxes (benefit)
Current	174,654	—	469,188	564,608
Deferred	(45,533)	—	(135,224)	(135,224)

Total provision for income taxes	129,121	—	333,964	429,384

Net income (Loss)	$195,023	$(5,000)	$504,416	$648,536

Maximum number of shares subject to possible redemption:
Weighted average number of shares, basic and diluted	2,999,999	—	2,999,999	1,681,233
Income (Loss) per share amount, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding (not subject to possible redemption):
Basic	9,500,001	1,462,833	9,500,001	6,353,536
Diluted	11,623,758	1,462,833	11,559,844	8,403,601

Income per share amount:
Basic	$0.02	$(0.00)	$0.05	$0.10
Diluted	$0.02	$(0.00)	$0.04	$0.08
(See accompanying notes to condensed financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Unaudited Condensed Statements of Cash Flows

	For the Six	Period from June 1	Period from June 1,
	Months Ended	2007 (inception) to	2007 (Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$504,416	$(5,000)	$648,536
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax assets	(135,224)	—	(135,224)
Changes in operating assets and liabilities:
Interest receivable	155,560	—	(136,275)
Income Taxes Receivable	(92,690)	—	(92,690)
Franchise Taxes Receivable	(30,702)	—	(30,702)
Other current assets	(12,384)	(60,380)	(61,640)
Accrued expenses	24,036	52,480	50,757
Income taxes payable	(74,244)	—	—
Franchise taxes payable	(68,666)	—	—

Net cash (used in) provided by operating activities	270,102	(12,900)	242,762

Net cash used in investing activities:
Cash and cash equivalents held in Trust Account	—	—	(78,815,000)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	200,000	200,000
Proceeds from common shares issued to founders	—	25,000	25,000
Proceeds from public offering	—	—	80,000,000
Proceeds from issuance of insider warrants	—	—	2,400,000
Repayment of notes payable to stockholders	—	—	(200,000)
Payment of underwriters’ discount and offering	—	—	(3,458,521)

Net cash provided by financing activities	—	225,000	78,966,479

Net increase in cash	270,102	212,100	394,241

Cash and cash equivalents, beginning of period	124,139	—	—

Cash and cash equivalents, end of period	$394,241	$212,100	$394,241

Supplemental disclosures:
Non-cash accrued offering costs	$—	$30,000	$—
Non-cash deferred underwriters’ fees	$—	$—	$2,730,000

Cash paid for income taxes	$685,000	$—	$685,000

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
          The registration statement for the Company’s initial public offering (“Offering”) was declared effective on November 19, 2007. The Company consummated the Offering on November 26, 2007. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business (“Business Combination”). As used herein, “Target Business” shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the Trust Account (as defined below), less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $2.73 million). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.
          Upon closing of the Offering, $78,815,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Co. (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 180 days or less, or in money market funds selected by the Company meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The amounts placed in the Trust Account consists of the proceeds of our IPO (see Note 3) and the issuance of Insider Warrants (see Note 4) and $2.73 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the Trust Account, along with the interest income of up to $1.7 million earned on the Trust Account that may be released to the Company, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
          The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Trust Account assets are invested in JP Morgan US Government Money Market Funds (Ticker: OGAXX). At June 30, 2008, the Company earned approximately $1,465,000 of interest income on the trust from inception including approximately $438,000 earned during the quarter.
          The accompanying unaudited condensed financial statements of the Company as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008, and for the period from inception (June 1, 2007) to June 30, 2008, reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim period. These unaudited condensed financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.
          These unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may occur for the year ended December 31, 2008.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
Preferred Stock
          The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of June 30, 2008.
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the financial statements; however, it could impact future transactions entered into by the Company.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
Note 3 — Initial Public Offering
          In its initial public offering effective November 19, 2007 (consummated November 26, 2007), the Company sold 10,000,000 units (“Units”) at a price of $8.00 per unit. Proceeds from the initial public offering totaled $73,811,479 which was net of $3,458,521 in underwriting and other expenses and $2,730,000 of deferred underwriting fees. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a Target Business and November 19, 2008 and expiring November 19, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $ 11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is sent. In accordance with the warrant agreement, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.
          Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $1.7 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2008, the Company includes approximately $229,000 of these proceeds in their cash balance as they plan on withdrawing the cash as needed for operations. From June 1, 2007 (inception) to June 30, 2008, the company has transferred approximately $1.1 million from the Trust Account, of which approximately $.4 million has been used to fund the company’s working capital requirements.
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
          The Company paid approximately $13,000 from inception to June 30, 2008 for office space and general and administrative services, leased from Clarity Partners, L.P. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity Partners, L.P., and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. Services commenced on November 19, 2007 and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The Company terminated its agreement with Clarity Partners, L.P. effective March 31, 2008.
          On March 20, 2008, the audit committee of Ideation Acquisition Corp approved a new sub-leasing and administrative and support services agreement. Effective April 1, 2008, the Company has moved its principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. It subleases the space and pays approximately $7,500 per month for office space and related services to Spirit EMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit EMX LLC. The Company incurred approximately $22,000 from April 1, 2008 to June 30, 2008 for office space and administrative services and paid approximately $15,000 to Sprint EMX LLC.
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
Note 5 — Income taxes
          Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of nil and $135,224 on December 31, 2007 and June 30, 2008, respectively, for the tax effect of temporary differences during the period from June 1, 2007 (Inception) to December 31, 2007, and during the three and six month periods ended June 30, 2008. Temporary differences during the period from June 1, 2007 (Inception) to December 31, 2007 and during the three and six month periods ended June 30, 2008 consist of start up costs and organizational expenses.
          The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s income before taxes. The Company’s consolidated effective tax rate was approximately 40.% during the periods from June 1, 2007 (Inception) to June 30, 2008 and the three and six month periods ended June 30, 2008.
          Components of the current and deferred provision for income taxes are approximately as follows:

	For the Three	For the Six	Period from June 1,
	Months Ended	Months Ended	2007 (Inception) to
	June 30, 2008	June 30, 2008	June 30, 2008
Current Tax Provision
Federal	$135,895	$365,066	$439,310
State	38,759	104,122	125,298

Total Current	174,654	469,188	564,608
Deferred Tax Provision:
Federal	(35,428)	(105,215)	(105,215)
State	(10,105)	(30,009)	(30,009)

Total Deferred	$(45,533)	$(135,224)	$(135,224)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles the (provision) benefit for income taxes for all periods computed using the U.S. statutory rate of 34% to the (provision) benefit for income taxes from operations as reflected in the condensed financial statements:

	For the Three	For the Six	Period from June 1,
	Months Ended	Months Ended	2007 (Inception) to
	June 30, 2008	June 30, 2008	March 31, 2008
Provision at statutory rate	$100,467	$259,851	$334,096
State taxes, net of federal benefit	28,654	74,113	95,288

Provision for income taxes	$129,121	$333,964	$429,384

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
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

				Significant
		Quoted Prices in	Significant Other	Unobservable
		Active Markets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash and cash equivalents held in trust	$78.8	$78.8	$—	$—

Total	$78.8	$78.8	$—	$—

     The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources. The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

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
          The sale of this option has been accounted for as an equity transaction. Accordingly, there was no net effect on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the most recent fair market value of the option is approximately $2.4 million, using an expected life of five years from the date of the IPO, volatility of 85.4% and a risk-free interest rate of 1.73%. Because the units do not have a trading history, the volatility factor is based on information currently available to management. The volatility factor of 85.4% is the average volatility of various sample blank check companies that have completed a business combination and have at least two years of trading history. The Company’s management believes that this volatility is a reasonable benchmark, given the uncertainty of the industry of the target business, to use in estimating the expected volatility for its common stock.
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
          We received net proceeds of approximately $79.1 million from the IPO and the Private Placement. Of those net proceeds, approximately $2.73 million is attributable to the portion of the underwriters’ discount which has been deferred until our consummation of a business combination. Of these net proceeds, $78.8 million was deposited into a trust account (the “Trust Account”) maintained at Continental Stock Transfer & Trust Company (the “Trustee”) and will be held in trust and not released until the earlier to occur of (i) the completion of a business combination or (ii) our liquidation, in which case such proceeds will be distributed to our public stockholders.

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
          Net income attributable to common stockholders’ for the period from June 1, 2007 (inception) to June 30, 2008, was approximately $648,000, which consisted of $1,465,000 in interest income partially offset by $387,000 in formation and operating expenses and $430,000 in income taxes.
          Net income attributable to common stockholders’ for the three months ended June 30, 2008 was $195,000 which consisted of approximately $438,000 in interest income partially offset by $114,000 in formation and operating expenses and $129,000 in income taxes. Net income attributable to common stockholders’ for the six months ended June 30, 2008 was approximately $504,000 which consisted of $1,124,000 in interest income partially offset by $286,000 in formation and operating expenses and $334,000 in income taxes. We will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.
Liquidity and Capital Resources
          Approximately $78.8 million of the net proceeds of our IPO and Private Placement, and a portion of the underwriters’ discounts and expense allowance were deposited in the Trust Account, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1.7 million) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the assets held in the Trust Account is returned to them.
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
          At June 30, 2008, we had cash outside of the Trust Account of approximately $394,000, cash held in the Trust Account of approximately $78,815,000, accrued interest income and other current assets of approximately $321,000 and total current liabilities of $51,000. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for the next twelve months (beginning April 1, 2008).
          At our instructions, on February 13, 2008 , April 8, 2008, and June 6, 2008 the Trustee transferred $300,000, $400,000 and $400,000 respectively, of interest earned on the Trust Account into our operating cash account for the purposes of paying taxes on the aggregate amount of interest earned on the funds held in the Trust Account and to cover our operating expenses.
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the financial statements; however, it could impact future transactions entered into by the Company.
Redeemable common stock
          We account for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As further described in our filings with the Securities and Exchange Commission, we will only consummate a business combination if a majority of the shares of common stock voted by the public stockholders owning shares sold in our IPO vote in favor of the business combination and public stockholders holding less than 30% (2,999,999) of common shares sold in our IPO exercise their conversion rights. If a business combination is not consummated by November 19, 2009, we will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. We recognize changes in the redemption value immediately as they occur and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
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
          We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of June 30, 2008.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of our shareholders during the second quarter of the fiscal year ended December 31, 2008.
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS

3.1	Certificate of Incorporation*

3.2	Bylaws*

3.3	Form of Amended and Restated Certificate of Incorporation*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Form of Warrant Certificate*

4.4	Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company*

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350**

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-144218)

**	Filed herewith

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEATION ACQUISITION CORP.
Date: August 6, 2008
/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2008
/s/ Rao Uppaluri
Rao Uppaluri
Treasurer and Director (Principal Financial Officer)