Form 10-Q
period 2008-09-30
Ideation Acquisition Corp.
filed 2008-11-10
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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
Yes ☑     No ☐
At November 7, 2008, 12,500,000 shares of the registrant’s common stock were issued and outstanding.

		Page
PART 1	FINANCIAL INFORMATION	2

ITEM 1	FINANCIAL STATEMENTS	2

	UNAUDITED CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007	2

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008, THE THREE MONTHS ENDED SEPTEMBER 30, 2007, AND THE PERIOD FROM JUNE 1, 2007 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008	3

	UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30,2008 AND THE PERIOD FROM JUNE 1, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007	4

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 1, 2007 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008	5

	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION	17

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 1A.	RISK FACTORS	17

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	18

SIGNATURES		19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1 — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$483,355	$124,139
Interest receivable	114,303	291,835
Income taxes receivable	61,410	—
Franchise taxes receivable	156,000	—
Other current assets	68,160	49,256

Total current assets	883,228	465,230
Other asset, cash and cash equivalents held in trust	78,815,000	78,815,000
Deferred tax asset	227,913	—

Total assets	$79,926,141	$79,280,230

Liabilities and Stockholders’ Equity

Current Liabilities:
Accrued expenses	$224,583	$26,721
Income taxes payable	—	74,244
Franchise taxes payable	—	68,666

Total current liabilities	224,583	169,631

Long-term liability
Deferred underwriters’ fee	2,730,000	2,730,000

Common stock subject to possible redemption (2,999,999 shares at September 30, 2008 and December 31, 2007 at redemption value of $7.88 per share)	23,639,992	23,639,992

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common Stock, $0.0001 par value, 50,000,000 shares authorized, 12,500,000 shares issued and outstanding including 2,999,999 shares subject to possible redemption, at September 30, 2008 and December 31, 2007	1,250	1,250
Additional paid-in capital	52,595,237	52,595,237
Income accumulated during the development stage	735,079	144,120

Total stockholders’ equity	53,331,566	52,740,607

Total liabilities and stockholders’ equity	$79,926,141	$79,280,230

See accompanying notes to condensed financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Statements of Operations
(unaudited)

	For the Three	For the Three	For the nine	Period from June 1,
	Months Ended	Months Ended	Months Ended	2007 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2008

Revenue	$—	$—	$—	$—
Formation and operating costs	360,216	90	646,295	747,172

Loss from operations	(360,216)	(90)	(646,295)	(747,172)
Interest income	396,052	—	1,520,512	1,860,929

Income (loss) before provision for income taxes (benefit)	35,836	(90)	874,217	1,113,757
Provision for income taxes (benefit)
Current	41,983	—	511,171	606,591
Deferred	(92,689)	—	(227,913)	(227,913)

Total provision (benefit) for income taxes	(50,706)	—	283,258	378,678

Net income (loss)	$86,542	$(90)	$590,959	$735,079

Maximum number of shares subject to possible redemption:
Weighted average number of shares, basic and diluted	2,999,999	—	2,999,999	1,933,471
Income (loss) per share amount, basic and diluted	$—	$—	$—	$—

Weighted average number of common shares outstanding (not subject to possible redemption):
Basic	9,500,001	1,462,833	9,500,001	6,946,722
Diluted	11,745,777	1,462,833	11,623,259	9,056,611

Income per share amount:
Basic	$0.01	$0.00	$0.06	$0.11
Diluted	$0.01	$0.00	$0.05	$0.08
See accompanying notes to condensed financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Statements of Changes in Stockholders’ Equity

				Income
				Accumulated
			Additional	During the	Total
	Common Stock		Paid In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Common shares issued to founders	2,500,000	$250	$24,750	$0	$25,000

Sale of 2,400,000 warrants at $1 per warrant to initial stockholders			2,400,000		2,400,000

Sale of 10,000,000 units through public offering, net of underwriter’s discount and offering expenses, at $8 per unit (including 2,999,999 shares subject to possible redemption)	10,000,000	1,000	73,810,479		73,811,479

Proceeds subject to possible redemption, 2,999,999 shares			(23,639,992)		(23,639,992)

Net Income for the period				144,120	144,120

Balances at December 31, 2007	12,500,000	$1,250	$52,595,237	$144,120	$52,740,607

Net Income				590,959	590,959

Balances at September 30, 2008 (unaudited)	12,500,000	$1,250	$52.595.237	$735,079	$53,331,566

See accompanying notes to condensed financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Statements of Cash Flows
(unaudited)

	For the Nine	Period from June 1	Period from June 1,
	Months Ended	2007 (inception) to	2007 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$590,959	$(5,090)	$735,079
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred tax assets	(227,913)	—	(227,913)
Changes in operating assets and liabilities:
Interest receivable	177,530	—	(114,303)
Income taxes receivable	(61,410)	—	(61,410)
Franchise taxes receivable	(156,000)	—	(156,000)
Other current assets	(18,902)	(295,455)	(68,160)
Accrued expenses	197,862	257,365	224,583
Income taxes payable	(74,244)	—	—
Franchise taxes payable	(68,666)	—	—

Net cash (used in) provided by operating activities	359,216	(43,180)	331,876

Net cash used in investing activities:
Cash and cash equivalents held in trust account	—	—	(78,815,000)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	200,000	200,000
Proceeds from common shares issued to founders	—	25,000	25,000
Proceeds from public offering	—	—	80,000,000
Proceeds from issuance of insider warrants	—	—	2,400,000
Repayment of notes payable to stockholders	—	—	(200,000)
Payment of underwriters’ discount and offering costs	—	—	(3,458,521)

Net cash provided by financing activities	—	225,000	78,966,479

Net increase in cash and cash equivalents	359,216	181,820	483,355

Cash and cash equivalents, beginning of period	124,139	—	—

Cash and cash equivalents, end of period	$483,355	$181,820	$483,355

Supplemental disclosures:
Deferred offering costs	$—	$250,000	$2,730,000

Cash paid for income taxes	$824,000	$—	$824,000

See accompanying notes to condensed financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
     The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Trust Account assets are invested in JP Morgan 100% US Treasury Money Market Fund (Ticker: VHPXX) and JP Morgan Treasury Plus Money Market Fund (Ticker: AJTXX). On October 8, 2008, the Company purchased $55,000,000 face value US Treasury T-Bills maturing on January 8, 2009 (CUSIP 912795J69) for the Trust Account.The Company currently holds no investment in the JP Morgan Treasury Plus Money Market Fund. As of September 30, 2008, the Company has earned approximately $1,861,000 of interest income on the trust from inception including approximately $396,000 earned during the quarter.
     The accompanying unaudited condensed financial statements of the Company as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008, and for the period from inception (June 1, 2007) to September 30, 2008, reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim period. These unaudited condensed financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.
     These unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may occur for the year ended December 31, 2008.
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
Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of September 30, 2008.
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
     The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption. The weighted average number of incremental common shares representing the potential dilution attributable to the outstanding warrants to purchase common stock on an as “if converted” basis are 2,245,776 for the three months ended September 30, 2008, 0 for the three months ended September 30, 2007, 2,123,258 for the nine months ended September 30, 2008 and 2,109,889 for the period June 1, 2007 (Inception) to September 30, 2008.

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
     In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 has not had a material effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
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
     Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $1.7 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2008, the Company includes approximately $247,000 of these proceeds in their cash balance as they plan on withdrawing the cash as needed for operations. From June 1, 2007 (inception) to September 30, 2008, the company has transferred approximately $1.5 million from the Trust Account, of which approximately $700,000 has been used to fund the company’s working capital requirements.
Note 4 — Related Party Transactions
     In June 2007, the Company issued 2,500,000 shares (“Initial Shares”) of common stock to the Initial Stockholders for $0.01 per share for a total of $25,000. The Initial Stockholders also purchased 250,000 units for $2,000,000 in the IPO.
     The Company issued unsecured promissory notes totaling $200,000 to its Initial Stockholders on June 12, 2007. The notes were non-interest bearing and were repaid from the proceeds of the Offering by the Company.
     The Company paid approximately $13,000 from inception to September 30, 2008 for office space and general and administrative services, leased from Clarity Partners, L.P. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity Partners, L.P., and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. Services commenced on November 19, 2007 and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The Company terminated its agreement with Clarity Partners, L.P. effective March 31, 2008.
     On March 20, 2008, the audit committee of Ideation Acquisition Corp approved a new sub-leasing and administrative and support services agreement. Effective April 1, 2008, the Company has moved its principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. It subleases the space and pays approximately $7,500 per month for office space and related services to Spirit EMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit EMX LLC. The Company incurred approximately $44,000 from April 1, 2008 to September 30, 2008 for office space and administrative services and paid approximately $37,000 to Sprint EMX LLC.
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
     The holders of the Initial Shares, as well as the holders of the Insider Warrants (and underlying securities), will be entitled to registration rights pursuant to an agreement signed on November 19, 2007. The holders of a majority of these securities will be entitled to make up to two demands that we register such securities. The holders of a majority of the Initial Shares will be able to make a demand for registration of the resale of their Initial Shares at any time commencing nine months after the consummation of a business combination. The holders of a majority of the Insider Warrants (or underlying securities) will be able to elect to exercise these registration rights with respect to the Insider Warrants (or underlying securities) at any time after the Company consummates a business combination. In addition, such holders will have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which such securities are released from escrow. All our Initial Stockholders placed the initial shares and the insider warrants into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. The Initial Shares will not be released from escrow until one year after the consummation of a Business Combination, or earlier if, following a Business Combination, the Company engages in a subsequent transaction resulting in the Company’s stockholders having the right to exchange their shares for cash or other securities or if the Company liquidates and dissolves. The Insider Warrants will not be released from escrow until 90 days after the completion of a Business Combination. The Company will continue to bear expenses incurred in connection with the filing of any such registration statements.
Note 5 — Income taxes
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $0 and $227,913 on December 31, 2007 and September 30, 2008, respectively, for the tax effect of temporary differences during the period from June 1, 2007 (Inception) to December 31, 2007, and during the three and nine month periods ended September 30, 2008. Temporary differences during the period from June 1, 2007 (Inception) to December 31, 2007 and during the three and nine month periods ended September 30, 2008 consist of start up costs and organizational expenses.
     The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s income before taxes. The Company’s effective tax rate was approximately 34% for the periods from June 1, 2007 (Inception) to September 30, 2008, 32% for the nine month period ended September 30, 2008 and was (141) % for the three month period ended September 30, 2008. Prior to the third quarter of 2008, the Company believed that it was liable for state incomes taxes and accordingly was recording a state tax provision and making quarterly estimated payments. Based on a review of facts and circumstances during the third quarter of 2008, the Company believes that it is not liable for state income taxes and accordingly, eliminated its state tax provision and recorded a receivable for the return of its estimated tax payments from the state.
     Components of the current and deferred provision for income taxes are approximately as follows:

	For the Three	For the Nine	Period from June 1,
	Months Ended	Months Ended	2007 (Inception) to
	September 30, 2008	September 30, 2008	September 30, 2008

Current Tax Provision
Federal	$167,280	$532,346	$606,591
State	(125,297)	(21,175)	—

Total Current	41,983	511,171	606,591
Deferred Tax Provision:
Federal	(122,698)	(227,913)	(227,913)
State	30,009	—	—

Total Deferred	$(92,689)	$(227,913)	$(227,913)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles the (provision) benefit for income taxes for all periods computed using the U.S. statutory rate of 34% to the (provision) benefit for income taxes from operations as reflected in the condensed financial statements:

	For the Three	For the Nine	Period from June 1,
	Months Ended	Months Ended	2007 (Inception) to
	September 30, 2008	September 30, 2008	September 30, 2008

Provision at statutory rate	$12,185	$297,233	$378,678
State tax refund and other	(62,891)	(13,975)	—

Provision for income taxes	$(50,706)	$283.258	$378,678

Note 6 — Fair Value Measurements
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
     The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results.
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

				Significant
		Quoted Prices in	Significant Other	Unobservable
		Active Markets	Observable Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents held in trust	$78.8	$78.8	$—	$—

Total	$78.8	$78.8	$—	$—

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
     The sale of this option has been accounted for as an equity transaction. Accordingly, there was no net effect on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the most recent fair market value of the option is approximately $2.6 million, using an expected life of five years from the date of the IPO, volatility of 96.4% and a risk-free interest rate of 1.72%. Because the units do not have a trading history, the volatility factor is based on information currently available to management. The volatility factor of 96.4% is the average volatility of various sample blank check companies that have completed a business combination and have at least two years of trading history. The Company’s management believes that this volatility is a reasonable benchmark, given the uncertainty of the industry of the target business, to use in estimating the expected volatility for its common stock.
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
     Net income attributable to common stockholders’ for the period from June 1, 2007 (inception) to September 30, 2008, was approximately $735,000, which consisted of $1,861,000 in interest income partially offset by $747,000 in formation and operating expenses and $379,000 in income taxes.
     Net income attributable to common stockholders’ for the three months ended September 30, 2008 was approximately $87,000 which consisted of approximately $396,000 in interest income partially offset by $360,000 in formation and operating expenses and a credit of $51,000 in income taxes due to a receivable from the estimated payments made to a state for which taxes will not be due. Net income attributable to common stockholders’ for the nine months ended September 30, 2008 was approximately $591,000 which consisted of $1,520,000 in interest income partially offset by $646,000 in formation and operating expenses and $283,000 in income taxes. We will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.
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
     At September 30, 2008, we had cash outside of the Trust Account of approximately $483,000, cash held in the Trust Account of approximately $78,815,000, accrued interest income and other current assets of approximately $400,000 and total current liabilities of $225,000. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for the next twelve months (beginning October 1, 2008).
     At our instructions, on February 13, 2008, April 8, 2008, June 6, 2008, September 3, 2008 and October 22, 1008, the Trustee transferred $300,000, $400,000, $400,000, $400,000 and $350,000 respectively, of interest earned on the Trust Account into our operating cash account for the purposes of paying taxes on the aggregate amount of interest earned on the funds held in the Trust Account and to cover our operating expenses.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.
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
     In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 has not had a material effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
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
Preferred Stock
     We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of September 30, 2008.
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
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, including recent reduction instituted by the U.S. Federal Reserve Bank, particularly because our investments held in the Trust Account are rate sensitive U.S. Treasury Money Market Funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure other than interest rate fluctuations. We do not have any foreign currency or other derivative financial instruments.

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

     Our internal control over financial reporting is a process designed by, or under the supervision of, our president and chief executive officer and our Treasurer, who is our principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     An investment in our securities involves a high degree of risk. There have been no material changes in the fiscal quarter ended September 30, 2008 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission on March 28, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the third quarter of the fiscal year ended December 31, 2008.

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

IDEATION ACQUISITION CORP.
Date: November 10, 2008	/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2008	/s/ Rao Uppaluri
Rao Uppaluri
Treasurer and Director (Principal Financial Officer)