Form 10-K
period 2008-12-31
Ideation Acquisition Corp.
filed 2009-03-20
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

IDEATION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-33800	77-0688094
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1105 N. Market Street, Suite 1300, Wilmington, DE 19801
(Address of principal executive offices) (zip code)
(310) 694-8150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value,	NYSE Alternext US
and One Warrant to Purchase Common Stock
NYSE Alternext US
Common Stock, $0.0001 par value	NYSE Alternext US

Warrants to Purchase Common Stock
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
          The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the registrant’s Common Stock on June 30, 2008 as reported on NYSE Alternext US, was approximately $71,872,884.
          The number of outstanding shares of the Registrant’s common stock as of March 19, 2009 was 12,500,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:
•	ability to complete a combination with a target business;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

•	management team allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire a target business for stock;

•	public securities’ limited liquidity and trading, as well as the current lack of a trading market;

•	delisting of our securities from the NYSE Alternext US or an inability to have our securities quoted on the NYSE Alternext US following a business combination;

•	use of proceeds not in trust and our financial performance following our initial public offering; or

•	our financial performance following our initial public offering.
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
          Each Warrant entitles the holder to purchase one share of our common stock at a price of $6.00 exercisable on our consummation of a business combination provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The Warrants expire on November 19, 2011, unless earlier redeemed. Additionally, our initial stockholders purchased an aggregate of 2,400,000 warrants at a price of $1.00 per warrant ($2.4 million in the aggregate) in a private placement transaction (the “Private Placement”) that occurred immediately prior to our IPO. Upon the closing of our IPO, on November 26, 2007, we sold and issued an option for $100 to purchase up to 500,000 units, at an exercise price of $7.00 per unit, to the representatives of the underwriters in our IPO.
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
          Subject to the limitations that a target business have a fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $2.73 million) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Other than the broad guidelines described above, we have not established any specific attributes or criteria for prospective target businesses. Accordingly, there is no reliable basis for investors to currently evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development or growth, including entities without established records of sales or earnings; we may be affected by numerous risks inherent in the business and operations of that company. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
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
          We have, from time to time, engaged the services of professional firms and other individuals that specialize in business acquisitions and we may engage such firms or other individuals in the future. In addition, we may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses that we have not previously identified if we believe that the payment of such fees or compensation would be in the best interest of our stockholders. Such fees or compensation may be calculated as a percentage of the dollar value of the transaction and/or may involve monthly retainer payments. We will seek to negotiate the lowest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account and released to us following the business combination. Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be remote. In no event will we pay any of our initial stockholders, officers, directors or special advisors, or any entity with which they are affiliated, any finder’s fee, consulting fee or other compensation for services rendered to us, prior to, or in connection with, the consummation of a business combination (regardless of the type of transaction that it is), other than the monthly fee of approximately $7,500 for office space and administrative and support services payable to Sprit SMX LLC, and a potential finder’s or success fee to Ladenburg Thalmann & Co. Inc., an affiliate of Dr. Frost, to the extent we enter into an agreement with such company in connection with our search for a target business. In addition, our initial stockholders, officers, directors and special advisors have agreed that neither they, nor any of their affiliates, will accept a finder’s fee, consulting fee or any similar fees from any person or other entity in connection with the consummation of a business combination, other than a finder’s or success fee payable to Ladenburg Thalmann & Co. Inc., to the extent the Company enters into an agreement with Ladenburg Thalmann in connection with the Company’s search for a target business, and compensation or fees that may be received for any services provided following such business combination.

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
Actions That May be Taken to Secure Stockholder Approval of Business Combination
          If in the process of seeking stockholder approval of any business combination, we believe that holders of 30% or more of the shares of common stock issued in our IPO (the “Public Shares”) intend to vote against a business combination and seek conversion of their Public Shares into cash, we, our initial stockholders or their affiliates may seek to purchase, or enter into arrangements to purchase, Public Shares either in the open market or in privately negotiated transactions. Any such purchases or arrangements would be entered into and effected either pursuant to a 10b5-1 plan or at a time when we, our initial stockholders or their respective affiliates are not aware of any material nonpublic information regarding the Company or its securities. Any such purchases or arrangements could also involve payment of significant fees, interest payments and/or the issuance of additional shares of common stock to persons providing financing or other assistance in the transactions.
          The purpose of such purchases or arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of the Public Shares present (in person or represented by proxy) and entitled to vote on a business combination vote in its favor and that holders of fewer than 30% of the Public Shares vote against a business combination and demand conversion of their Public Shares into cash where it appears that such requirements would otherwise not be met. All shares purchased pursuant to any such arrangements would, by agreement, be voted in favor of a business combination. If, for some reason, the business combination transaction is not closed despite such purchases, the purchasers would be entitled to participate in liquidation distributions from our trust fund with respect to such shares.
          Purchases pursuant to such arrangements by us may ultimately be paid for with funds in our trust account, which could greatly diminish the funds released to us from our trust account upon closing of the business combination, and would decrease the amount available to us under the trust account for working capital and general corporate purposes. Nevertheless, in all events we believe there will be sufficient funds available to us from the trust account to pay the holders of all Public Shares that are properly converted and we will reserve funds for such purpose.
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
          If we are unable to complete a business combination by November 19, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account including:
•	all accrued interest, net of income taxes payable on such interest and interest income and net of up to an aggregate of $1,700,000 on the Trust Account balance that has been released to us prior to such distribution to fund our expenses relating to investigating and selecting a target business and other working capital requirements, including the costs of liquidation; and

•	all deferred underwriting discounts and commissions, as well as any of our remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).
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
Facilities
          In January, 2009, we moved our principal offices to 1105 N Market Street, Suite 1300, Wilmington, Delaware 19801. We also maintain an office at 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. We sublease space and pay approximately $7,500 per month for the California office space and related services to Spirit SMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC. We believe, based on rents and fees for similar services in the Los Angeles, California area, that the fee charged by Spirit SMX LLC is at least as favorable as we could have obtained from any unaffiliated person. Our audit committee of Ideation Acquisition Corp approved the sub-leasing and administrative and support services agreement with Spirit SMX LLC on March 20, 2008. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.
          Prior to April 1, 2008, we maintained our principal executive offices at 100 North Crescent Drive, Beverly Hills, California 90210. The cost for this space was included in the $7,500 per-month fee that Clarity Partners, L.P. (“Clarity”) charged us for office space and administrative and support services pursuant to an agreement between us and Clarity. We believe, based on rents and fees for similar services in the Beverly Hills, California area, that the fee charged by Clarity was at least as favorable as we could have obtained from any unaffiliated person. We terminated our agreement with Clarity effective March 31, 2008.
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
We are a development stage company with no operating history and no revenues and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
          We are a development stage company with no operating results to date. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more businesses. We may be unable to complete a business combination and we will not generate any revenues until, at the earliest, after the consummation of a business combination.
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
Our auditors have expressed a going concern opinion.
          The Company received a report from our independent auditors for the year ended December 31, 2008 that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a business combination by November 19, 2009 as more fully explained above. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is forced to liquidate.
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
If the net proceeds of our IPO available to us outside of the Trust Account are insufficient to allow us to operate until at least November 19, 2009, we may be unable to complete a business combination.
          We have made funds available to us outside of the Trust Account of $250,000, and there will be additional funds available to us up to approximately $700,000, to pay our income or other tax obligations and to fund our expenses relating to investigating and selecting a target business and other working capital requirements. These funds are derived solely from interest earned on the Trust Account balance, net of taxes payable on such interest. Our board of directors reviews and approves all significant expenditures by the Company. We believe that the funds available to us will be sufficient to allow us to operate until at least November 19, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We have released funds for a number of purposes that may not ultimately lead to a business combination. For instance, we used a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment with respect to a particular proposed business combination, or enter into a letter of intent where we pay for the right to receive exclusivity from a target business, where we may be required to forfeit funds (whether as a result of our breach or otherwise). In any of these cases, or in other situations where we expend the funds available to us outside of the Trust Account for purposes that do not result in a business combination, we may not have sufficient remaining funds to continue searching for, or to conduct due diligence with respect to, a target business, in which case we would be forced to obtain alternative financing or liquidate.
Under Delaware law, our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders.
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
          Based upon publicly available information, since August 2003 through February 2009, approximately 160 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 62 companies have consummated a business combination, while 19 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 36 companies have dissolved or announced their intention to dissolve and return proceeds to investors. Accordingly, there are approximately 43 blank check companies with more than approximately $9.9 billion of proceeds that are seeking to carry out a business plan similar to our business plan. Although we are not aware of any other blank check companies with a specific focus on the digital media sector and some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to carry out a business plan similar to ours. Because of this competition, we cannot guarantee that we will be able to effectuate a business combination within the required time periods. Based upon publicly available information, since August 2003 through February 2008, approximately 151 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 46 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 8 companies have dissolved or announced their intention to dissolve and return proceeds to investors. Accordingly, there are approximately 74 blank check companies with more than approximately $12.8 billion of proceeds that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Annual Report and prior to our completion of a business combination. Although we are not aware of any other blank check companies with a specific focus on the digital media sector and some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to carry out a business plan similar to ours. Because of this competition, we cannot guarantee that we will be able to effectuate a business combination within the required time periods.
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
          Our amended and restated certificate of incorporation, authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2008, there are 24,600,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this Report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
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
The NYSE Alternext US may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
          Our securities are listed on the NYSE Alternext U.S., a national securities exchange (the “Exchange”). We cannot assure that our securities will continue to be listed on the NYSE Alternext U.S. in the future prior to a business combination. On February 10, 2009, we received a letter from the Exchange, indicating that we were not in compliance with Section 704 of the Exchange’s Company Guide (the “Company Guide”), for failure to hold an annual meeting of our stockholders in 2008.
          The notification from the Exchange indicates that we had until March 10, 2009 to submit a plan advising the Exchange of action it has taken, or will take, that would bring Ideation into compliance with all continued listing standards by August 11, 2009. Upon receipt of our plan, which we timely filed with the Exchange on March 10, 2009, the Exchange will evaluate the plan and make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards, in which case the plan will be accepted. If accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the Exchange’s staff. If our plan is not accepted, the Exchange could initiate delisting procedures against us.
          If the NYSE Alternext US delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
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
          We expect to encounter intense competition from other entities, including other blank check companies having a business objective similar to ours, private equity funds, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by the availability of sufficient financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, we expect to focus our efforts on identifying a prospective target business in the in the digital media sector, and Robert Fried, our President and Chief Executive Officer, is the only member of our management team with experience in that sector. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that, as of February 2009, only 62 of the blank check companies that have gone public in the United States since August 2003 have consummated a business combination and only 19 other companies have announced they have entered into a definitive agreement for a business combination may be an indication that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.
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
Exchange controls that exist in certain countries may limit our ability to utilize our cash flow effectively following a business combination.
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

Item 1B. Unresolved Staff Comments
          Not applicable.
Item 2. Facilities
          In February 2009, we moved our principal offices to 1105 N Market Street, Suite 1300, Wilmington, Delaware 19801. We also maintain an office at 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. We sublease space and pay approximately $7,500 per month for our California office space and related services to Spirit SMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC. We believe, based on rents and fees for similar services in the Los Angeles, California area, that the fee charged by Spirit SMX LLC is at least as favorable as we could have obtained from any unaffiliated person. Our audit committee of Ideation Acquisition Corp approved the sub-leasing and administrative and support services agreement with Spirit SMX LLC on March 20, 2008. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.
          Prior to April 1, 2008, we maintained our principal executive offices at 100 North Crescent Drive, Beverly Hills, California 90210. The cost for this space was included in the $7,500 per-month fee that Clarity charged us for office space and administrative and support services pursuant to an agreement between us and Clarity. We believe, based on rents and fees for similar services in the Beverly Hills, California area, that the fee charged by Clarity was at least as favorable as we could have obtained from any unaffiliated person. We terminated our agreement with Clarity Partners, L.P. effective March 31, 2008.
Item 3. Legal Proceedings
          To the knowledge of management, there is no litigation currently pending, threatened or contemplated against us.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our units, common stock and warrants trade on the NYSE Alternext US (“the Exchange”) under the symbols “IDI.U”, “IDI” and “IDI.WS” respectively.
          The following table sets forth the range of high and low sales prices for the units, common stock and warrants for each quarter of the year ended December 31, 2008 and for the period November 20, 2007 to December 31, 2007. The units commenced public trading on November 20, 2007, and the common stock and warrants commenced public trading separately on December 26, 2007:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal year ended December 31, 2008:
First Quarter	$7.90	$7.30	$7.1	$7.1	$.70	$.35
Second Quarter	7.85	7.35	7.35	7.11	.40	.29
Third Quarter	8.10	7.25	8.10	7.15	.44	.25
Fourth Quarter	7.20	6.85	7.20	6.75	.71	.03
Fiscal year ended December 31, 2007:
November 20 through December 31, 2007	8.01	7.85	7.20	7.20	.70	.70
Performance Graph
          The graph below is a comparison of the cumulative total return of our common stock from January 2, 2008 through December 31, 2008 with the comparable cumulative return for two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the Dow Jones Industrial Average Index from January 2, 2008 through December 31, 2008. We have not paid cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

          On February 10, 2009, we received notice from the Exchange indicating that the Company was below certain additional continued listing standards of the Exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Exchange’s Company Guide.
          The notification from the Exchange indicates that we have until March 10, 2009 to submit a plan advising the Exchange of action it has taken, or will take, that would bring the Company into compliance with all continued listing standards by August 11, 2009. Upon receipt of our plan, which we timely filed with the Exchange on March 10, 2009, the Exchange will evaluate the plan and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards, in which case the plan will be accepted. If accepted, we will be able to continue its listing, during which time we will be subject to continued periodic review by the Exchange’s staff. If our plan is not accepted, the Exchange could initiate delisting procedures against us.
Holders of Common Equity
          On March 12, 2009, there was one holder of record of our units, twelve holders of record of our warrants and thirteen holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
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

Balance Sheet Data:	December 31, 2008
Working capital	89,346
Total assets	79,852,731
Total liabilities	3,237,626
Value of common stock which may be redeemed for cash ($7.88 per share)	23,639,992
Stockholders’ equity	52,975,113
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

Results of Operations
          Through December 31, 2008 our efforts have been limited to organizational activities related to our initial public offering, activities related to identifying and evaluating prospective acquisitive candidates, and activities related to general corporate matters. We have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the year ended December 31, 2008 and for the period from June 1, 2007 (inception) to December 31, 2007, we earned $1,615,947 and $340,417, respectively, as interest income, of which $1,906,574 and $48,582 was received as of December 31, 2008 and 2007, respectively.
          As of December 31, 2008 and 2007 we had $203,720 and $75,457, respectively, of unrestricted cash and $105,154 and $340,517, respectively, of additional interest earned on the funds held in the Trust Account available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the Trust Account through December 31, 2008.

JP Morgan, Treasury money market fund, held in trust	$23,821,673
Treasury bills, maturing January 8, 2009, held in trust, FMV	$54,993,327
Total interest received to date	$1,955,154
Less total interest disbursed to us for working capital through December 31, 2008	$(882,663)
Less total taxes paid through December 31, 2008	$(967,337)
Total funds held in Trust Account at FMV at December 31, 2008	$78,920,154
          The Company received a report from our independent auditors for the year ended December 31, 2008, that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a business combination by November 19, 2009. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.
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
          We believe that the $250,000 in funds available to us outside of the Trust Account, together with up to $1,700,000 of interest earned on the Trust Account balance, net of taxes payable on such interest, that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, will be sufficient to allow us to operate until November 19, 2009, assuming that a business combination is not consummated during that time. However, we cannot guarantee that our estimates will be accurate. We may request the release of such funds for a number of purposes that may not ultimately lead to a business combination. For instance, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment with respect to a particular proposed business combination, or enter into a letter of intent where we pay for the right to receive exclusivity from a target business, where we may be required to forfeit funds (whether as a result of our breach or otherwise). In any of these cases, or in other situations where we expend the funds available to us outside of the Trust Account for purposes that do not result in a business combination, we may not have sufficient remaining funds to continue searching for, or to conduct due diligence with respect to, a target business, in which case we would be forced to obtain alternative financing or liquidate. We will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
          The amount of available proceeds is based on management’s estimates of the costs needed to fund our operations until November 19, 2009 and consummate a business combination. We do not believe we will need to raise additional funds following our IPO in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities, if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.
          We are obligated to pay to Spirit SMX LLC a monthly fee of approximately $7,500 for office space and administrative and support services. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC.
Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS 141(R), “Business Combinations). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquire as well as the recognition and measurement of goodwill acquired in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment historically used for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect future income tax expense.
     SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted. We anticipate that SFAS 141(R) will have a significant impact on our business.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the financial statements; however, it could impact future transactions entered into by the Company.
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
Redeemable common stock
          We account for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As further described above, we will only consummate a business combination if a majority of the shares of common stock voted by the public stockholders owning shares sold in our IPO vote in favor of the business combination and public stockholders holding less than 30% (2,999,999) of common shares sold in our IPO exercise their conversion rights. As further discussed above, if a business combination is not consummated by November 19, 2009, we will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. We recognize changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
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
Preferred Stock
          We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of December 31, 2008.

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
          We also comply with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. There were no unrecognized tax benefits as of December 31, 2008 and 2007. We would recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2008 and 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position. We adopted FIN 48 effective June 1, 2007 (date of inception) and has determined that the adoption did not have an impact on the financial position, results of operations, or cash flows.
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
          As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Uppaluri, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
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
           This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this annual report.
  Item 9B. Other Information
          Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Dr. Phillip Frost, M.D.	72	Chairman of the Board
Robert N. Fried	48	President, Chief Executive Officer and Director
Rao Uppaluri	59	Treasurer and Director
Steven D. Rubin	48	Secretary
Glenn Halpryn	48	Director
Thomas E. Beier	63	Director
Shawn Gold	43	Director
David H. Moskowitz	72	Director
          Dr. Phillip Frost, M.D. Dr. Frost has served as our Chairman of the Board since our inception. Dr. Frost has served as Chief Executive Officer and Chairman of the Board of Opko Health, Inc. since March, 2007. Dr. Frost is a member of The Frost Group, a private investment firm. Dr. Frost was named the Vice Chairman of the Board of Teva Pharmaceutical Industries, Limited, or TEVA, in January 2006 when Teva acquired IVAX Corporation, or IVAX, for $9.2 billion, including assumed debt. IVAX was a multinational company engaged in the research, development, manufacturing and marketing of branded and generic pharmaceuticals and veterinary products. Dr. Frost had served as Chairman of the Board and Chief Executive Officer of IVAX since 1987. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc., an NYSE Alternext US-listed investment banking and securities brokerage firm, in July 2006 and has been a director of Ladenburg Thalmann Financial Services Inc. since March 2005. He serves on the Board of Regents of the Smithsonian Institution, is a member of the Board of Trustees of the University of Miami, is a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center and is Co-Vice Chairman of the Board of Governors of the NYSE Alternext US. Dr. Frost is also a director of Continucare Corporation, an NYSE Alternext US-listed provider of outpatient healthcare and home healthcare services, Northrop Grumman Corp., a New York Stock Exchange-listed global defense and aerospace company, and is the Chairman of the Board of Castle Brands, Inc., a NYSE Alternext US-listed developer and marketer of premium brand spirits, and Modigene, Inc., a development stage biopharmaceutical company. Dr. Frost owns an equity interest in the general partner and in the limited partnership of Peregrine VC Investments II, a private venture capital fund based in Israel that invests primarily in early-stage Israeli technology companies, The Florida Value Fund LLLP, a private equity fund focused on mid-market companies in the State of Florida, and Calex Equity Partners, LP, an equity fund with a value orientation. Dr. Frost holds a Bachelor’s Degree in French Literature from the University of Pennsylvania, and an M.D. from the Albert Einstein College of Medicine.
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
          Rao Uppaluri, Ph.D., CFA. Dr. Uppaluri has served as our Treasurer and a member of our board of directors since our inception. He has served as the Chief Financial officer of Opko Health, Inc. since March, 2007. He is also a member of The Frost Group. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the Board of Directors Kidville, Inc., which operates large, upscale facilities catering to newborns through five-year old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, and Winston Pharmaceuticals, Inc., a specialty pharmaceutical company engaged in the discovery and development of products for pain management. Dr. Uppaluri holds a B.S. and M.S. in Engineering from Andhra University in India and an M.B.A. and Ph.D in Finance from Indiana University.
          Glenn Halpryn. Mr. Halpryn has served as a member of our board of directors since December 15, 2008. Mr. Halpryn served as a director of Ivax Diagnostics, Inc., a publicly held corporation from October 2002 until October 10, 2008. Mr. Halpryn has been the Chairman of the Board and Chief Executive Officer of QuikByte Software, Inc., a publicly held shell corporation, since July 2008. Mr. Halpryn was Chairman of the Board and Chief Executive Officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. Mr. Halpryn also serves as a director of Getting Ready Corporation, a public shell company that recently completed a merger with Winston Laboratories, Inc. Mr. Halpryn served as the Chairman of the Board and Chief Executive Officer of Getting Ready from December 2006 until its merger with Winston Laboratories in September 2008. Mr. Halpryn served as the Chairman of the Board, Chief Executive Officer and President of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until September 2008, following its merger with Cardo Medical, LLC. Mr. Halpryn was the President and Secretary and a director of Longfoot Communications Corp., a publicly held shell corporation, from March 2008 until its merger with Kidville Holdings, LLC in August 2008. Mr. Halpryn is also Chief Executive Officer and a director of Transworld Investment Corporation (“TIC”), serving in such capacity since June 2001. From 1984 to June 2001, Mr. Halpryn served as Vice President/Treasurer of TIC. Since 2000, Mr. Halpryn has been an investor and the managing member of investor groups that were joint venture partners in 26 land acquisition and development projects with one of the largest home builders in the country. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a “blank check” company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.
          Steven D Rubin. Mr. Rubin has served as Secretary since our inception and as a Director of the board of directors since inception until December 15, 2008, when he resigned. Mr. Rubin resigned due to the Company’s need for compliance with the NYSE Alternext US’s listing rules that require, within a year of the Company’s listing on the exchange, that a majority of the Company’s Board of Directors be independent and that the audit committee be composed solely of independent directors. Mr. Rubin is continuing as the Company’s Secretary. Mr. Rubin has served as Executive Vice President-Administration and as a director of Opko Health, Inc. since March 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Before joining IVAX, from January 2000 to August 2001, Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of privately-held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions. He was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 until 2000, in the Corporate and Securities Department. Mr. Rubin was a shareholder of that firm from 1991 until 2000 and a director from 1998 until 2000. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically-integrated sports products company, and Modigene Inc., a development stage biopharmaceutical company, Safe Stitch Medical, Inc., a medical device company, Kidville, Inc., which operates large, upscale facilities catering to newborns through five-year old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, and Castle Brands, Inc., a NYSE Alternext US-listed developer and marketer of premium brand spirits. Mr. Rubin holds a B.A. in Economics from Tulane University and a J.D. from the University of Florida.
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
          Jarl Mohn. Mr. Mohn, also known as Lee Masters, currently serves as Chairman of the Board of CNET, an on-line publisher of special interest content. Mr. Mohn also currently serves on the board of several media companies, including The E.W. Scripps Company, XM Satellite Radio Holdings Inc. and MobiTV, a television programming provider for mobile telephone companies. Mr. Mohn founded and served as President and Chief Executive Officer of Liberty Digital, Inc., a publicly-traded company that invested in mid-stage interactive television, cable networks and internet enterprises, from June 1999 until March 2002. Before joining Liberty Digital, from January 1990 until

December 1998, Mr. Mohn founded and served as President and Chief Executive Officer of E! Entertainment Television. From 1986 until 1990, Mr. Mohn served as Executive Vice President and General Manager of MTV and VH1. Prior to his career in television, Mohn enjoyed a successful 19-year career in radio, where he was a disc jockey, programmer, general manager and owner of a group of radio stations.
          Barry A. Porter. Mr. Porter is a co-founder and a Managing General Partner of Clarity Partners L.P., a private equity firm focused on investments in media, communications and business services (“Clarity”). Clarity’s transactions have included growth investments, leveraged acquisitions and build-ups, joint ventures, and recapitalizations. Mr. Porter also serves on the investment committee of Clarity China, an affiliated private equity firm focusing on investments in the greater China region. Before the formation of Clarity, Mr. Porter was a Managing Director of Pacific Capital Group from 1993 until 1997. While at Pacific Capital Group, Mr. Porter was a co-founder of Global Crossing, a telecommunications company, and he served in a variety of senior executive positions at Global Crossing from 1997 to 2000 and on that company’s Board of Directors. Before joining Pacific Capital Group, Mr. Porter was an investment banker at Bear, Stearns & Co. Inc. from 1986 until 1993, where he became a Senior Managing Director and was a co-head of the media and communications practice, head of the gaming industries group and an active participant in the firm’s high-yield activities. Before joining Bear, Stearns & Co. Inc. Mr. Porter was an attorney at Wyman, Bautzer, Rothman, Kuchel and Silbert in Los Angeles from 1983 until 1986, where he focused on media and entertainment matters. Mr. Porter currently serves as a director on the board of directors of BASE Entertainment, Liberation Entertainment and Westec InterActive. He is also involved in a variety of community organizations and is on the Board of the Independent School Alliance for Minority Affairs and on the Board of Public Counsel. Mr. Porter holds a J.D. and M.B.A from the University of California, Berkeley, and a B.S. in Finance and Political Science from the Wharton School of Business, University of Pennsylvania.
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
Number and Terms of Directors
          Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Shawn Gold, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Rao Uppaluri, Glenn Halpryn and Thomas Beier, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Phillip Frost, Robert N. Fried and David H. Moskowitz, will expire at the third annual meeting. To the extent that we are or become subject to any restrictions under Section 2115(b) of the California Corporations Code relating to our ability to have a staggered board of directors, all of our directors will be elected at each annual meeting of stockholders and will hold office until the next annual meeting.
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
Director Independence
          Our board of directors has determined that Thomas E. Beier, Shawn Gold, Glenn Halpryn and David H. Moskowitz are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Alternext US. The NYSE Alternext US requires that a majority of our board must be composed of independent directors. However, since we listed on the NYSE Alternext US in connection with our IPO, we are not required to meet this requirement until one year following our listing on the NYSE Alternext US. We intend to appoint additional members to our Board of Directors in the future to meet the requirement that a majority of our Board of Directors be independent within one year of our listing on the NYSE Alternext US. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
          Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Board Committees
Audit Committee
          We have established an audit committee of the board of directors, which consists of Thomas E. Beier, David H. Moskowitz and Glenn Halpryn. Under the NYSE Alternext US listing standards and applicable rules of the SEC, we are required to have an audit committee of at least three members, each of whom must be independent. However, since we listed on the NYSE Alternext US in connection with our initial public offering, we are permitted to have one independent member at the time of listing, a majority of independent members within 90 days of listing and all independent members within one year. Currently, all members of the audit committee are independent.
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
Financial Experts on Audit Committee
          Each member of the audit committee is financially sophisticated, as required by the NYSE Alternext US listing standards. In addition, the board of directors has determined that Mr. Beier qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC.
Nominating and Corporate Governance Committee
          We have established a nominating and corporate governance committee of the board of directors, which consists of Shawn Gold, David H. Moskowitz and Glenn Halpryn. Under the NYSE Alternext US listing standards, each member of the nominating and corporate governance committee must be independent, with limited exceptions. However, since we listed on the NYSE Alternext US in connection with our initial public offering, we are permitted to have one independent member at the time of listing, a majority of independent members within 90 days of listing and all independent members within one year. Currently, all members of the nominating and corporate governance committee are independent. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee will consider persons identified by its members, management, stockholders, investment bankers and others.
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
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2008, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.
Item 11. Executive Compensation
          No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our initial stockholders, officers, directors or special advisors, or any of their affiliates, for any services rendered prior to or in connection with the consummation of a business combination, other than the monthly fee of approximately $7,500 for office space and administrative and support services payable to Spirit SMX LLC, and affiliate of Mr. Fried,, a potential finder’s or success fee to Ladenburg Thalmann & Co. Inc., an affiliate of Dr. Frost, to the extent we enter into an agreement with such company in connection with our search for a target business, and repayment of non-interest bearing loans of $200,000 in the aggregate made by certain of our initial stockholders. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all reimbursements made to our initial stockholders, officers, directors or their affiliates, and any reimbursements made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval. Such review will encompass an analysis of the corporate purposes advanced by such expenses and their reasonableness as compared to similar services or products that could have been procured from an independent third party source. There is no limit on the total amount of these out-of-pocket expenses reimbursable by us, provided that members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the Trust Account (initially, approximately $250,000) and interest income on the Trust Account balance, net of taxes payable on such interest, of up to $1,700,000 that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. There will be no review of the reasonableness of the expenses other than by our audit committee and, in some cases, by our board of directors as described above, or if such reimbursement is challenged, by a court of competent jurisdiction.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management
          The following table sets forth information regarding the beneficial ownership of our common stock as of March 19, 2009, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.
          As of March 19, 2009, we had 12,500,000 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and Nature of
	Beneficial Ownership	Approximate Percentage of
Name and Address of Beneficial Owner (2)	(1)(3)	Outstanding Common Stock
Officers and Directors
Dr. Phillip Frost, M.D.(4)	1,713,800	13.7%
Robert N. Fried	620,500	5.0%
Rao Uppaluri	159,500	1.3%
Steven D. Rubin	157,500	1.3%
Thomas E. Beier	10,000	*
Shawn Gold	10,000	*
David H. Moskowitz	10,000	*
Glenn Halpryn	0	*
All directors and executive officers as a group (8 individuals)	2,681,300	19.8%
5% Holders
Frost Gamma Investments Trust(5)	1,713,800	13.7%
HBK Investments L.P.(6)	1,249,984	9.9%
Integrated Core Strategies (US) LLC (7)	843,578	6.7%
Jonathan M. Glasser(8)	655,000	5.2%
Loeb Arbitrage Management, LLC(9)	638,900	5.1%

*	less than 1%

(1)	Includes shares of common stock which the person has the right to acquire within 60 days of March 19, 2009.

(2)	Unless otherwise noted, the business address of each of the following is 1105 N. Market Street, Suite 1300, Wilmington, DE 19801.

(3)	Does not reflect 2,400,000 shares of common stock issuable upon exercise of warrants held by certain of our initial stockholders, which are not exercisable until the completion of a business combination.

(4)	The number of shares beneficially owned by Dr. Frost includes shares of common stock beneficially owned by Frost Gamma Investments Trust, of which Frost Gamma Limited Partnership is the sole and exclusive beneficiary. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(5)	The business address of Frost Gamma Investments Trust is 4400 Biscayne Blvd., Suite 1500, Miami, Florida 33137. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(6)	HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors expressly declare that the filing of this statement on Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities.

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

(7)	The business address of Integrated Core Strategies (US) LLC is 666 Fifth Avenue, New York, New York 10103. The foregoing information is derived from a Schedule 13G filed with the SEC on November 3, 2008.

(8)	Pacific Asset Management, LLC (“PAM”) and JMG Capital Management, LLC (“JMG LLC”) are investment advisers whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock. No client separately holds more than five percent of the outstanding common stock. PAM is the investment adviser to an investment fund and Pacific Capital Management, Inc. (“PCM”) is a member of PAM. Mr. Glaser, Mr. David and Mr. Richter are control persons of PCM and PAM. JMG LLC is the investment adviser and general partner of an investment limited partnership and JMG Capital Management, Inc. (“JMG Inc.”) is a member of JMG LLC. Mr. Glaser is the control person of JMG Inc. and JMG LLC.

The business address of JMG LLC, JMG Inc. and Mr. Glasser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA 90025. The business address of PAM, PCM, Mr. David and Mr. Richter is 100 Drakes Landing, Suite 207, Greenbrae, CA 94904.

The foregoing information is derived from a Schedule 13G filed with the SEC on February 17, 2009.

(9)	Loeb Arbitrage Fund (“LAF”) is a New York limited partnership. Loeb Marathon Fund LP (“LMF”) is a Delaware limited partnership. Loeb Arbitrage Management LLC (“LAM”), a Delaware limited liability company and registered investment adviser, is the investment manager of LAF and LMF. LAM’s President and Chief Operating Officer is Robert E. Enslein, Jr. The other officers include Thomas L. Kempner, Chairman of the Board; Gideon J. King, Chief Executive Officer; Michael S. Emanuel, Senior Vice President and Secretary; and David S. Hampson, Chief Financial Officer. Loeb Offshore Fund, Ltd. (“LOF”) and Loeb Marathon Offshore Fund, Ltd. (“LMOF”) are each a Cayman Islands exempted company. Loeb Offshore Management, LLC (“LOM”) is a Delaware limited liability company, a registered investment adviser and is wholly owned by Loeb Holding Corporation. It is the investment adviser of LOF and LMOF. Gideon J. King and Thomas L. Kempner are Directors of LOF and LMOF and Managers of LOM. LAM and LOM jointly do business as Loeb Capital Management. Loeb Holding Corporation (“LHC”), a Maryland corporation, is the sole stockholder of LAM and LOM. Thomas L. Kempner is the President, Chief Executive Officer, director and majority stockholder of LHC. Bruce L. Lev, Norman N. Mintz and Peter A. Tcherepnine are also directors.

The business address of each of the entities above is 61 Broadway, New York, New York 10006. The foregoing information is derived from a Schedule 13D filed on January 8, 2009.

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
          The initial stockholders are entitled to registration rights pursuant to an agreement signed on November 19, 2007. The holders of the majority of these securities will be entitled to make up to two demands that we register such securities. As the initial shares will be released from escrow one year after the consummation of a business combination, our initial stockholders will be able to make a demand for registration of the resale of their initial shares at any time commencing nine months after the consummation of a business combination. Additionally, our initial stockholders will be able to elect to exercise these registration rights with respect to the insider warrants (and underlying securities) at any time after we consummate a business combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. In January 2009, we moved our principal offices to 1105 N Market Street, Suite 1300, Wilmington, Delaware 19801.
          Effective April 1, 2008, we moved our principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. We sublease space and pay approximately $7,500 per month for office space and related services to Spirit SMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit SMX LLC. We believe, based on rents and fees for similar services in the Los Angeles, California area, that the fee charged by Spirit SMX LLC is at least as favorable as we could have obtained from any unaffiliated person. Our audit committee of Ideation Acquisition Corp approved the sub-leasing and administrative and support services agreement with Spirit SMX LLC on March 20, 2008. Prior to April 1, 2008, we agreed to pay Clarity Partners, L.P. (“Clarity”) a monthly fee of $7,500 for office space and administrative and support services. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity, and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. This arrangement was agreed to by Clarity for our benefit and was not intended to provide Mr. Porter, any member of our management team, any other special advisor or any of our directors with compensation in lieu of a salary or other remuneration. We believe, based on rents and fees for similar services in the Beverly Hills, California area, that the fee charged by Clarity was at least as favorable as we could have obtained from any unaffiliated person. We terminated our agreement with Clarity Partners, L.P. effective March 31, 2008.
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
          No compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our initial stockholders, officers, directors or special advisors, or any of their affiliates, for any services rendered prior to or in connection with the consummation of a business combination, other than the monthly fee of approximately $7,500 for office space and administrative and support services referred to above, a potential finder’s or success fee to Ladenburg Thalmann & Co. Inc., an affiliate of Dr. Frost, to the extent we enter into an agreement with such company in connection with our search for a target business, and repayment of non-interest bearing loans of $200,000 in the aggregate made by certain of our initial stockholders.
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
Other Conflicts of Interest
          Potential investors should be aware of the following potential conflicts of interest:
•	None of our officers and directors is required to commit any specified amount of time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	Members of our management team and our directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to affiliations with other companies, members of our management team and our directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause conflicts of interest. Accordingly, members of our management team and our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For example, Dr. Frost and Dr. Uppaluri have fiduciary obligations that arise as a result of their affiliation with The Frost Group and Opko Health, Inc. While neither The Frost Group nor Opko Health, Inc. presently intends to make acquisitions in the digital media sector, to the extent that we consider a business combination outside of the digital media sector, we may compete with The Frost Group or Opko Health, Inc. in pursuing a business combination. Additionally, Dr. Frost owns an equity interest in the general partner and in the limited partnership of Peregrine VC Investments II, a private venture capital fund based in Israel that invests primarily in early-stage Israeli technology companies, The Florida Value Fund LLLP, a private equity fund focused on mid-market companies in the State of Florida, and Calex Equity Partners, LP,

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
Item 14. Principal Accountant Fees and Services
          The firm of Rothstein, Kass & Company, P.C. (“Rothstein Kass”) acts as our principal accountant. Rothstein Kass manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. We previously have engaged the firm of Insero & Company CPAs, P.C. (“Insero”) to assist us in the preparation of our audited financial statements. This engagement was terminated effective June 30, 2008 and we have engaged the firm of Advanced Financial Solutions to assist us in the preparation of our audited financial statements. The following is a summary of fees paid to Rothstein Kass for services rendered:

Audit Fees
          The aggregate fees billed or expected to be billed for professional services rendered by Rothstein Kass for the years ended December 31, 2008 and 2007 for (a) the annual audit of our financial statements for such year and (b) the audit of our financial statements dated September 30, 2007 and November 26, 2007 and filed with our registration statement on Form S-1 or our Current Reports on Form 8-K and (c) reviews of SEC filings amounted to approximately $40,000 and $62,000, respectively.
Audit-Related Fees
          We did not receive audit-related services that are not reported as Audit Fees for the years ended December 31, 2008 and 2007.
Tax Fees
          We paid Rothstein Kass $21,000 and $0 for professional services for tax compliance, tax advice and tax planning for the years ended December 31, 2008 and 2007 respectively.
All Other Fees
          We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the years ended December 31, 2008 and 2007.
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

IDEATION ACQUISITION CORP.
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ideation Acquisition Corp.
          We have audited the accompanying balance sheets of Ideation Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and cash flows for the year ended December 31, 2008 and the periods from June 1, 2007 (Inception) to December 31, 2008 and 2007, and stockholders’ equity from June 1, 2007 (Inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
          The accompanying financial statements have been prepared assuming that Ideation Acquisition Corp. will continue as a going concern. As discussed in Note 9 to the financial statements, Ideation Acquisition Corp. will face a mandatory liquidation if a business combination is not consummated by November 19, 2009, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ideation Acquisition Corp. (a corporation in the development stage) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the periods from June 1, 2007 (Inception) to December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Rothstein, Kass & Company,
P.C. Roseland, New Jersey
March 19, 2009

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$308,874	$124,139
Interest receivable	1,208	291,835
Income taxes receivable	124,191	—
Franchise taxes receivable	121,000	—
Other current assets	41,699	49,256

Total current assets	596,972	465,230
Investments held in Trust Account — Restricted
U. S. Treasury Securities, at amortized cost	54,993,327
Money Market Funds, at fair value	23,821,673	78,815,000
Deferred tax asset	440,759	—

Total assets	$79,852,731	$79,280,230

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$507,626	$26,721
Income taxes payable	—	74,244
Franchise taxes payable	—	68,666

Total current liabilities	507,626	169,631

Long-term liability
Deferred underwriters’ fee	2,730,000	2,730,000

Common stock subject to possible redemption (2,999,999 shares at December 31, 2008 and 2007 at redemption value of $7.88 per share)	23,639,992	23,639,992

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.0001 par value, 50,000,000 shares authorized, 12,500,000 shares issued and outstanding including 2,999,999 shares subject to possible redemption, at December 31, 2008 and 2007	1,250	1,250
Additional paid-in capital	52,595,237	52,595,237
Income accumulated during the development stage	378,626	144,120

Total stockholders’ equity	52,975,113	52,740,607

Total liabilities and stockholders’ equity	$79,852,731	$79,280,230

(See accompanying notes to financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Statements of Operations

		Period from June 1,	Period from June 1,
	For the Year Ended	2007 (Inception) to	2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$—	$—	$—
Formation and operating costs	1,281,810	100,877	1,382,687

Loss from operations	(1,281,810)	(100,877)	(1,382,687)
Interest income	1,615,947	340,417	1,956,364

Income before provision for income taxes	334,137	239,540	573,677
Provision (benefit) for income taxes
Current	540,390	95,420	635,810
Deferred	(440,759)		(440,759)

Total provision (benefit) for income taxes	99,631	95,420	195,051

Net income	$234,506	$144,120	$378,626

	—		—
Maximum number of share subject to possible redemption:	—		—
Weighted average number of shares, basic and diluted	2,999,999	522,000	2,104,711

Income per share amount, basic and diluted	$—	$—	$—

Weighted average number of common share outstanding (not subject to possible redemption):
Basic	9,500,001	3,664,000	7,351,725
Diluted	11,559,332	3,897,000	9,405,885

Income per share amount:
Basic	$0.03	$0.04	$0.05
Diluted	$0.02	$0.04	$0.04
(See accompanying notes to financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Statements of Stockholders’ Equity for the Period from
June 1, 2007 (Inception) to December 31, 2008

				Income
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Common shares issued to founders on June 1, 2007 at $.01 per share	2,500,000	$250	$24,750	$—	$25,000

Sale of 2,400,000 warrants at $1 per warrant to initial stockholders	—	—	2,400,000	—	2,400,000

Sale of 10,000,000 units through public offering, net of underwriter’s discount and offering expenses, at $8 per unit (including 2,999,999 shares subject to possible redemption)	10,000,000	1,000	73,810,479	—	73,811,479

Proceeds subject to possible redemption, 2,999,999 shares			(23,639,992)	—	(23,639,992)

Net income for the period	—	—	—	144,120	144,120

Balances at December 31, 2007	12,500,000	$1,250	$52,595,237	$144,120	$52,740,607

Net income				234,506	234,506

Balances at December 31, 2008	$12,500,000	$1,250	$52,595,237	$378,626	$52,975,113

(See accompanying notes to financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Statements of Cash Flows

		Period from June 1, 2007	Period from June 1,
	For the Year Ended	(Inception) to	2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash flows from operating activities:

Net income	$234,506	$144,120	$378,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(440,759)		(440,759)
Change in operating assets and liabilities:

Interest receivable	290,627	(291,835)	(1,208)

Income taxes receivable	(124,191)		(124,191)

Franchise taxes receivable	(121,000)		(121,000)

Other current assets	7,557	(49,256)	(41,699)

Accrued expenses	480,905	26,721	507,626

Income taxes payable	(74,244)	74,244	—

Franchise taxes payable	(68,666)	68,666	—

Net cash provided by (used in) operating activities	184,735	(27,340)	157,395
Net cash used in investing activities:

Investments in Trust Account- Restricted	—	(78,815,000)	(78,815,000)
Cash flows from financing activities:

Proceeds from notes payable to stockholders	—	200,000	200,000

Proceeds from common shares issued to founders	—	25,000	25,000

Proceeds from public offering	—	80,000,000	80,000,000

Proceeds from issuance of insider warrants	—	2,400,000	2,400,000

Repayment of notes payable to stockholders	—	(200,000)	(200,000)

Payment of underwriters’ discount and offering costs	—	(3,458,521)	(3,458,521)
Net cash provided by financing activities	—	78,966,479	78,966,479

Net increase in cash and cash equivalents	184,735	124,139	308,874

Cash and cash equivalents, beginning of period	124,139	—	—

Cash and cash equivalents, end of period	$308,874	$124,139	$308,874
Supplemental disclosure of non-cash financing activities:

Deferred offering costs	$—	$2,730,000	$2,730,000
Supplemental disclosure of cash paid during the year for:

Income taxes	$967,337	$—	$967,337
(See accompanying notes to financial statements)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization and Nature of Business Operations
          Ideation Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 1, 2007. The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination a currently unidentified business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. All activity from the period June 1, 2007 (Inception) through December 31, 2008 relates to the Company’s formation, capital raising, and its initial public offering as described below. The Company selected December 31st as its fiscal year end.
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
          Upon closing of the Offering, $78,815,000 was placed in a trust account and invested in United States “government debt securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 180 days or less, or in money market funds selected by the Company meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The amounts placed in the Trust Account consists of the proceeds of our IPO (see Note 3) and the issuance of Insider Warrants (see Note 4) and $2.73 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the Trust Account, along with the interest income of up to $1.7 million earned on the Trust Account that may be released to the Company, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
          The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Company earned approximately $1,616,000 and $340,000, respectively, of interest income on the Trust Account for the year ended December 31, 2008 and for the period from June 1, 2007 (Inception) to December 31, 2007.
Note 2 — Summary of Significant Accounting Policies
Basis of presentation
          The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”).
Development stage company
          The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Concentration of credit risk
          Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. From time to time, the Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held and currently maintains deposits below Federally insured limits.
Cash and cash equivalents
          Cash and cash equivalents are defined as cash and investments that have a maturity at date of purchase of three months or less.
Income per common share
          The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted into common stock that would result in the issuance of common shares.
          The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted income per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of shares subject to possible redemption. Basic and diluted income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

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
          The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. There were no unrecognized tax benefits as of December 31, 2008 and 2007. The Company would recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position. The Company adopted FIN 48 effective June 1, 2007 (date of inception) and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.
Securities held in trust
          Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
          A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.
          Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statement of operations. Interest income is recognized when earned.
Fair value of financial instruments
          The Company does not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amounts of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates their fair value represented in the accompanying condensed balance sheets.

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
New Accounting Pronouncements
          In December 2007, the FASB issued SFAS 141(R), “Business Combinations). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment historically used for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect future income tax expense.
          For the Company, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.
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
Note 3 — Initial Public Offering
          In its initial pubic offering effective November 19, 2007 (consummated November 26, 2007), the Company sold 10,000,000 units (“Units”) at a price of $8.00 per unit. Proceeds from the initial public offering totaled $73,811,479 which was net of $3,458,521 in underwriting and other expenses and $2,730,000 of deferred underwriting fees. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a Target Business and November 19, 2008 and expiring November 19, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is sent. In accordance with the warrant agreement, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.
          Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $1.7 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2008, the Company included approximately $105,000 of these proceeds in their cash balance as they plan on withdrawing the cash as needed for operations. From June 1, 2007 (inception) to December 31, 2008, the company has transferred approximately $1.9 million from the Trust Account, of which approximately $0.8 million has been used to fund the company’s working capital requirements and $1.0 million has been used for the payment of income taxes.
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
          The Company paid approximately $13,000 from inception to December 31, 2008 for office space and general and administrative services, leased from Clarity Partners, L.P. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity Partners, L.P., and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. Services commenced on November 19, 2007 and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The Company terminated its agreement with Clarity Partners, L.P. effective March 31, 2008.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
          On March 20, 2008, the Audit Committee of Ideation Acquisition Corp approved a new sub-leasing and administrative and support services agreement. Effective April 1, 2008, the Company has moved its principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. It subleases the space and pays approximately $7,500 per month for office space and related services to Spirit EMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit EMX LLC. The Company incurred approximately $65,000 from April 1, 2008 to December 31, 2008 for office space and administrative services and paid approximately $58,000 to Sprint EMX LLC. In January 2009, the Company moved its principal offices to 1105 N Market Street, Suite 1300, Wilmington, Delaware 19801, while maintaining an office at 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025.
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
          We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the fiscal year ending December 31, 2008, we reimbursed Dr. Frost approximately $16,000 for Company-related travel by Dr. Frost and other Ideation executives.
Note 5 — Income taxes
          Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $440,759 for the tax effect of temporary differences during the period. Temporary differences during the period from June 1, 2007 (Inception) to December 31, 2008 and

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
during the year ended December 31, 2008 consist of start up costs and organizational expenses, which are not deductible for Federal Income Tax purposes..
          The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s income before taxes. The Company’s effective tax rate was approximately 34% for the periods from June 1, 2007 (Inception) to December 31, 2008, 29.8% for the year ended December 31, 2008. Prior to the third quarter of 2008, the Company believed that it was liable for state incomes taxes and accordingly was recording a state tax provision and making quarterly estimated payments. Based on a review of facts and circumstances during the third quarter of 2008, the Company believes that it is not liable for state income taxes and accordingly, eliminated its state tax provision and recorded a receivable for the return of its estimated tax payments from the state.
          Components of the current and deferred provision for income taxes are approximately as follows:

		Period from June 1,	Period from June 1,
	For the Year Ended	2007 (Inception) to	2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Current Tax Provision
Federal	$561,565	$74,245	$635,810
State	(21,175)	21,175	—

Total Current	540,390	95,420	635,810
Deferred Tax Provision:
Federal	(440,759)	—	(440,759)
State	—	—	—

Total Deferred	$(440,759)	$—	$(440,759)

Total provision for income taxes	$99,631	$95,420	$195,051

          The following reconciles the (provision) benefit for income taxes for all periods computed using the U.S. statutory rate of 34% to the (provision) benefit for income taxes from operations as reflected in the financial statements:

		Period from June 1,	Period from June 1,
	For the Year Ended	2007 (Inception) to	2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Provision at statutory rate	$120,806	$74,245	$195,051
State tax refund and other	(21,175)	21,175	—

Provision for income taxes	$99,631	$95,420	$195,051

Note 6 — Investment in Trust Account; Marketable Securities
          Since the closing of the Offering, net proceeds from the offering have been held in a trust account (“Trust Account”). The Trust Account may be invested in U.S. “government debt securities,” defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the Trust Account includes $2,730,000 of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.
          As of December 31, 2008, investment securities in the Company’s Trust Account consist of (a) approximately $55 million in United States Treasury Bills and (b) approximately $24 million in a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account is recorded at fair value (Note 7).

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
          The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at December 31, 2008 were as follows:

		Gross
	Carrying	unrealized
	amount	holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$54,993,327	$6,673	$55,000,000
Note 7 — Fair Value Measurements
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
          The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

				Significant
	Fair Value at	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market funds held in the Trust Account	23.8	23.8

Total	$23.8	$23.8	$—	$—

          The fair values of the Company’s money market funds and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
Note 8 — Commitments and contingencies
          At the closing of the Offering, the Company paid a fee of 3.5% of the gross offering proceeds, excluding the proceeds received from the founding shareholders purchase of IPO Units, excluding the proceeds received from the founding shareholders’ purchase of IPO units. In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds, less the fees not paid on the founding shareholders purchase of IPO units, to the underwriters on the completion of an initial business combination by the Company.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
          The Company has entered into a contingent fee arrangement with Akerman Senterfitt by which legal services related to potential acquisitions will be considered earned and paid upon the close of a business combination by the required date. Fees, once earned will be paid out of closing costs. Per the arrangement, fees for services performed will not be due to Akerman Senterfitt unless an acquisition is successfully completed. The estimated contingent legal fees to be paid on the close of an acquisition are approximately $479,000.
          In addition to the previously described fees, Lazard Capital Markets LLC was granted a 45-day option to purchase up to 1,500,000 Units (over and above the 10,000,000 Units referred to above) solely to cover over-allotments, if any. The over-allotment option was not used and expired on January 3, 2008.
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
          The sale of this option has been accounted for as an equity transaction. Accordingly, there was no net effect on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the most recent fair market value of the option is approximately $2.54 million, using an expected life of five years from the Initial Public Offering date, volatility of 92.4% and a risk-free interest rate of 0.19%. Because the units do not have a trading history, the volatility factor is based on information currently available to management. The volatility factor of 92.4% is the average volatility of seven sample blank check companies that have completed a business combination and have at least two years of trading history. The Company’s management believes that this volatility is a reasonable benchmark, given the uncertainty of the industry of the target business, to use in estimating the expected volatility for its common stock.
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
Note 9 — Going concern issues arising from the requirements of our certificate of incorporation
          The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a business combination by November 19, 2009. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.
          Our Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until November 19, 2009. If the Company has not completed a business combination by such date, its corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if its Board of Directors and Stockholders had formally voted to approve its dissolution pursuant to Section 275 of the Delaware General Corporation Law. The Company views the provision terminating its corporate life by November 19, 2009 as an obligation to its stockholders. This provision will be amended only in connection with, and upon consummation of, its initial business combination by such date.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 10 — Preferred stock
          The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of December 31, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 20, 2009	IDEATION ACQUISITION CORP.
/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Phillip Frost Phillip Frost	Chairman of the Board	March 20, 2009

/s/ Robert N. Fried Robert N. Fried	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2009

/s/ Rao Uppaluri Rao Uppaluri	Treasurer and Director (Principal Financial Officer)	March 20, 2009

/s/ Glenn Halpryn Glenn Halpryn	Director	March 20, 2009

/s/ Thomas E. Beier Thomas E. Beier	Director	March 20, 2009

/s/ Shawn Gold Shawn Gold	Director	March 20, 2009

/s/ David H. Moskowitz David H. Moskowitz	Director	March 20, 2009