Form 10-Q
period 2009-03-31
Ideation Acquisition Corp.
filed 2009-05-14
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 001-33800
Ideation Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0688094 (I.R.S. Employer Identification No.)

1105 N. Market Street, Suite 1300
Wilmington, DE 19801	19801
(Address of principal executive offices)	(Zip code)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑     No ☐
At May 13, 2009, 12,500,000 shares of the registrant’s common stock were issued and outstanding.

PART I	FINANCIAL INFORMATION	2
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	2
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008	2
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009, THE THREE MONTHS ENDED MARCH 31, 2008, AND THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH MARCH 31, 2009	3
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31,2009, AND THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH MARCH 31, 2009	4
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009, FOR THE THREE MONTHS ENDED MARCH 31,2008 AND FOR THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH MARCH 31, 2009	5
	NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	19
PART II	OTHER INFORMATION	20
ITEM 1.	LEGAL PROCEEDINGS	20
ITEM 1A.	RISK FACTORS	20
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5.	OTHER INFORMATION	21
ITEM 6.	EXHIBITS	21
SIGNATURES		22
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,037	$308,874
Interest receivable	—	1,208
Income taxes receivable	135,199	124,191
Franchise taxes receivable	121,000	121,000
Other current assets	11,935	41,699

Total current assets	466,171	596,972
Investments held in Trust Account — Restricted
U. S. Treasury Securities, at amortized cost	55,003,519	54,993,327
U.S. Treasury Mutual Funds, at fair value	23,811,481	23,821,673
Deferred tax asset	338,199	440,759

Total assets	$79,619,370	$79,852,731

Liabilities and Stockholders’ Equity

Current liabilities, accrued expenses	$1,262,227	$507,626

Long-term liability — deferred underwriters’ fee	2,730,000	2,730,000

Common stock subject to possible redemption (2,999,999 shares at March 31, 2009 and December 31, 2008, respectively, at redemption value of $7.88 per share)	23,639,992	23,639,992

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.0001 par value, 50,000,000 shares authorized, 12,500,000 shares issued and outstanding including 2,999,999 shares subject to possible redemption, at March 31, 2009 and December 31, 2008	1,250	1,250
Additional paid-in capital	52,595,237	52,595,237
Retained earnings (deficit), accumulated during the development stage	(609,336)	378,626

Total stockholders’ equity	51,987,151	52,975,113

Total liabilities and stockholders’ equity	$79,619,370	$79,852,731

See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	Period from June 1,
	Months Ended	Months Ended	2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$—	$—	$—
Formation and operating costs	907,565	171,773	2,290,252

Loss from operations	(907,565)	(171,773)	(2,290,252)
Interest income	11,155	686,009	1,967,519

(Loss) income before (benefit) provision for income taxes	(896,410)	514,236	(322,733)
Provision (benefit) for income taxes
Current	(11,008)	294,534	624,802
Deferred	102,560	(89,691)	(338,199)

Total provision (benefit) for income taxes	91,552	204,843	286,603

Net income (loss)	$(987,962)	$309,393	$(609,336)

Maximum number of share subject to possible redemption:

Weighted average number of shares, basic and diluted	2,999,999	2,999,999	2,226,244

Income per share amount, basic and diluted	$0.00	$0.00	$0.00

Weighted average number of common share outstanding (not subject to possible redemption):
Basic	9,500,001	9,500,001	7,351,725
Diluted	9,500,001	11,494,407	7,351,725

Income (loss) per share amount:
Basic	$(0.10)	$0.03	$(0.08)
Diluted	$(0.10)	$0.03	$(0.08)
See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Stockholders’ Equity for the Period from
June 1, 2007 (Inception) to March 31, 2009

				Retained Earnings
				(Deficit)-Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Common shares issued to founders on June 1, 2007 at $.01 per share	2,500,000	$250	$24,750	$—	$25,000

Sale of 2,400,000 warrants at $1 per warrant to initial stockholders	—	—	2,400,000	—	2,400,000

Sale of 10,000,000 units through public offering, net of underwriter’s discount and offering expenses, at $8 per unit (including 2,999,999 shares subject to possible redemption)	10,000,000	1,000	73,810,479	—	73,811,479

Proceeds subject to possible redemption, 2,999,999 shares			(23,639,992)	—	(23,639,992)

Net income for the period	—	—	—	144,120	144,120

Balances at December 31, 2007	12,500,000	$1,250	$52,595,237	$144,120	$52,740,607

Net income for the period				234,506	234,506

Balances at December 31, 2008	12,500,000	$1,250	$52,595,237	$378,626	$52,975,113

Net loss for the period (unaudited)				(987,962)	(987,962)

Balances at March 31, 2008 (unaudited)	12,500,000	$1,250	$52,595,237	$(609,336)	$51,987,151

See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three	Period from June 1,
	Months Ended	Months Ended	2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$(987,962)	$309,393	$(609,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	102,560	(89,691)	(338,199)
Change in operating assets and liabilities:
Interest receivable	1,208	96,517
Income taxes receivable	(11,008)	—	(135,199)
Franchise taxes receivable	—	—	(121,000)
Other current assets	29,764	(5,776)	(11,935)
Accrued expenses	754,601	67,606	1,262,227
Income taxes payable	—	114,171	—
Franchise taxes payable	—	(17,127)	—

Net cash provided by (used in) operating activities	(110,837)	475,093	46,558

Cash used in investing activities:

Investments in Trust Account — Restricted	—	—	(78,815,000)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	200,000
Proceeds from common shares issued to founders	—	—	25,000
Proceeds from public offering	—	—	80,000,000
Proceeds from issuance of insider warrants	—	—	2,400,000
Repayment of notes payable to stockholders	—	—	(200,000)
Payment of underwriters’ discount and offering costs	—	—	(3,458,521)

Net cash provided by financing	—	—	78,966,479

Net (decrease) increase in cash and cash equivalents	(110,837)	475,093	198,037
Cash and cash equivalents, beginning of period	308,874	124,139	—

Cash and cash equivalents, end of period	$198,037	$599,232	$198,037

Supplemental schedule of non-cash financing activities:
Deferred offering costs	$—	$—	$2,730,000

Supplemental disclosure of cash paid during the period for:
Income and franchise taxes	$43,533	$150,000	$1,010,870

See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
Note 1 — Organization and Nature of Business Operations
     Ideation Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 1, 2007. The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination a currently unidentified business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. All activity from the period June 1, 2007 (Inception) through March 31, 2009 relates to the Company’s formation, capital raising, and its initial public offering as described below. On March 25, 2009, the Company incorporated a wholly owned subsidiary, ID Arizona Corp (“ID Arizona”) for the purpose of accomplishing the merger described herein (Note 10).
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Trust Account assets are invested in United States “government debt securities” defined as any Treasury Bill or equivalent securities or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company of 1940. On January 9, 2009, the Company purchased $55,004,000 face value US Treasury T-Bills maturing on April 9, 2009 (CUSIP 912795L33) for the Trust Account. The balance of the Trust are held in JP Morgan 100% US Treasury Premier Shares. As of March 31, 2009, the Company has earned approximately $1,968,000 of interest income on the trust from inception including approximately $11,000 earned during the quarter.
     The accompanying unaudited condensed consolidated interim financial statements of the Company as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008, and for the period from inception (June 1, 2007) to March 31, 2009, reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim period. These unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.
     These unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may occur for the year ended December 31, 2009.
Note 2 — Summary of Significant Accounting Policies
Basis of presentation
     The condensed consolidated financial statements for the three months ended March 31, 2009 reflect the operations of Ideation Acquisition Corporation and its wholly owned subsidiary, ID Arizona Corp., incorporated on March 25, 2009. Prior period’s financial statements reflect the operations solely of the Company. These financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
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
Net Income(loss) per Common Share
     The Company complies with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
     The Company’s consolidated statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption. The weighted average number of incremental common shares representing the potential dilution attributable to the outstanding warrants to purchase common stock on an as “if converted” basis are 2,372,889 for the three months ended March 31, 2009, 1,994,406 for the three months ended March 31, 2008 and 2,114,580 for the period June 1, 2007 (Inception) to March 31, 2009. For the three months ended March 31, 2009 and for the period June 1, 2007 (Inception) to March 31, 2009, the basic shares were used due to the anti-dilutive effect of the additional shares mentioned above.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
(unaudited)
Redeemable common stock
     The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force (EITF) D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (2,999,999) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Newly Adopted Accounting Pronouncements
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which requires the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the consolidated financial statements; however, it could impact future transactions entered into by the Company.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $1.7 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2009, the Company includes approximately $13,000 of these proceeds in their cash balance as they plan on withdrawing the cash as needed for operations. From June 1, 2007 (inception) to March 31, 2009, the Company has transferred approximately $2.0 million from the Trust Account, of which approximately $1.0 million has been used to fund the Company’s working capital requirements, and $1.0 million has been for the payment of taxes.
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
     The Company paid approximately $13,000 from June 1, 2007 (inception) to March 31, 2009 for office space and general and administrative services, leased from Clarity Partners, L.P. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity Partners, L.P., and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. Services commenced on November 19, 2007 and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The Company terminated its agreement with Clarity Partners, L.P. effective March 31, 2008.
     On March 20, 2008, the audit committee of Ideation Acquisition Corp approved a new sub-leasing and administrative and support services agreement. Effective April 1, 2008, the Company has moved its principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. It subleases the space and pays approximately $7,500 per month for office space and related services to Spirit EMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit EMX LLC. The Company incurred approximately $87,000 from April 1, 2008 to March 31, 2009 for office space and administrative services and paid approximately $80,000 to Sprint EMX LLC. In January, 2009, the Company moved its principal offices to 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19801, while maintaining an office at 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025.
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
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three months ending March 31, 2008 and March 31, 2009, we reimbursed Dr. Frost approximately $11,000 and $5,000, respectively for Company-related travel by Dr. Frost and other Ideation executives. For the period from June 1, 2007 (Inception) to March 31, 2009, we reimbursed Dr. Frost approximately $21,000 for company related travel.
Note 5 — Income taxes
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $440,759 and $338,199 on December 31, 2008 and March 31, 2009, respectively, for the tax effect of temporary differences during the period from June 1, 2007 (Inception) to March 31, 2009, and during the three month periods ended March 31, 2008 and 2009. Temporary differences during the period from June 1, 2007 (Inception) to December 31, 2008 and during the three month period ended March 31, 2009 consist of start up costs and organizational expenses.
     The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s income before taxes. The Company’s effective tax rate was approximately (88.8%) for the periods from June 1, 2007 (Inception) to March 31, 2009, (10.2%) for the three month period ended March 31, 2009, and 39.83% for the three month period ended March 31, 2008. Prior to the third quarter of 2008, the Company believed that it was liable for state incomes taxes and accordingly was recording a state tax provision and making quarterly estimated payments. Based on a review of facts and circumstances during the third quarter of 2008, the Company believes that it is not liable for state income taxes and accordingly, eliminated its state tax provision and recorded a receivable for the return of its estimated tax payments from the state. Permanent differences during the period June 1, 2007 (Inception) to March 31, 2009 constitute accrued contingent legal fees of $1,165,679 which will be paid only upon the completion of an acquisition by the Company. These fees will be capitalized as part of the cost of the acquisition and will not be deductable in determining current Federal taxable income. For financial statements purposes, these are expensed as incurred under the provision of Statement of Financial Accounting Standards (SFAS) No. 141R “Business Combinations”.
     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of March 31, 2009. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
(unaudited)
those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.
     Components of the current and deferred (benefit) provision for income taxes are approximately as follows:

	For the Three	For the Three	Period from June 1,
	Months Ended	Months Ended	2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Current Tax (Benefit) Provision
Federal	$(11,008)	$229,171	$624,802
State	—	65,363	—

Total Current	(11,008)	294,534	624,802
Deferred Tax (Benefit) Provision:
Federal	102,560	(69,787)	(338,199)
State	—	(19,904)	—

Total Deferred	$102,560	$(89,691)	$(338,199)

Total Provision	$91,552	$204,843	$286,603

     The following table reconciles the (benefit) provision for income taxes for all periods computed using the U.S. statutory rate of 34% to the (benefit) provision for income taxes from operations as reflected in the financial statements:

	For the Three	For the Three	Period from June 1,
	Months Ended	Months Ended	2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

(Benefit) Provision at statutory rate	$(304,779)	$174,840	$(109,728)
Permanent Differences	396,331		$396,331
State taxes, net of federal benefit	—	30,003	—

(Benefit) Provision for income taxes	$ (91,552)	$204,843	$(286,603)

Note 6 — Investment held in Trust Account;U.S Treasury Securities
     Since the closing of the Offering, net proceeds from the offering have been held in a trust account (“Trust Account”). The Trust Account may be invested in U.S. “government debt securities,” defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the Trust Account includes $2,730,000 of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.
     As of March 31, 2009, investment securities in the Company’s Trust Account consist of (a) approximately $55 million in United States Treasury Bills and (b) approximately $24 million in a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account is recorded at fair value. (Note 7)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
(unaudited)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at March 31, 2009 were as follows:

		Gross
		Unrealized
	Carrying	holding
	amount	gains(Losses)	Fair value
Held-to-maturity:
U.S. Treasury securities	$55,003,519	$(619)	$55,002,900
Note 7 — Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. FSP No. 157-3 clarifies the application of FASB 157 in a market that is not active. FSP No. 157-3 is effective upon issuance.
     The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s consolidated financial results.
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Significant
		Quoted Prices in	Significant Other	Unobservable
		Active Markets	Observable Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:

U.S. Treasury Mutual Funds held in trust	$23.8	$23.8	$—	$—

Significant
		Quoted Prices in	Significant Other	Unobservable
		Active Markets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:

U.S. Treasury Mutual Funds held in trust	$23.8	$23.8	$—	$—
     The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 8 — Commitments and contingencies
     At the closing of the Offering, the Company paid a fee of 3.5% of the gross offering proceeds, excluding the proceeds received from the founding shareholders purchase of IPO Units. In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds, less the fees not paid on the founding shareholders purchase of IPO units, to the underwriters on the completion of an initial business combination by the Company.
     In addition to the previously described fee, Lazard Capital Markets LLC was granted a 45-day option to purchase up to 1,500,000 Units (over and above the 10,000,000 Units referred to above) solely to cover over-allotments, if any. The over-allotment option was not used and expired on January 3, 2008.
The Company has entered into a contingent fee arrangement with its law firm by which legal services related to potential acquisitions will be considered earned and paid upon the close of a business combination by the required date. Fees, once earned will be paid out of closing costs. Per the arrangement, fees for services performed will not be due to its law firm unless an acquisition is successfully completed. The estimated contingent legal fees to be paid on the close of an acquisition are approximately $1,166,000.
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
Note 9 — Preferred stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued and outstanding as of March 31, 2009.
Note 10 — Agreement and Plan of Merger
     On March 31, 2009, the Company entered into an Agreement and Plan of Merger, Conversion and Share Exchange (the “Share Exchange Agreement”) with ID Arizona Corp., an Arizona corporation and wholly owned subsidiary of Ideation (“ID Arizona”), SearchMedia International Limited, an exempted company incorporated with limited liability in the Cayman Islands (“SM Cayman” or “SearchMedia”), the subsidiaries of SM Cayman, and Shanghai Jingli Advertising Co. Ltd. (“Jingli Shanghai;” and together with SM Cayman and its subsidiaries, the “SearchMedia entities” or “SM entities”), and certain shareholders and warrant holders of SM Cayman, among others (such shareholders, warrant holders and other parties, together with the SM entities, the “SearchMedia parties”).

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The Share Exchange Agreement provides that, upon the terms and subject to the conditions set forth in the Share Exchange Agreement and following receipt of stockholder approval by the Company, the Company will complete a corporate reorganization that would result in holders of the Company’s securities holding securities in SearchMedia Holdings Limited (“ID Cayman”), a Cayman Islands company, rather than in the Company, a Delaware corporation. The reorganization involves two steps. First, the Company will effect a short-form merger, pursuant to which it will merge with and into ID Arizona, with ID Arizona surviving the merger. Second, after the merger, ID Arizona will become ID Cayman, a Cayman Islands company, pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization will change the Company’s place of incorporation from Delaware to the Cayman Islands. We refer to the entire two-step transaction as the “redomestication.” The redomestication will result in all of the Company issued and outstanding shares of common stock immediately prior to the redomestication converting into ordinary shares of ID Cayman, and all units, warrants and other rights to purchase the Company’s common stock immediately prior to the redomestication being exchanged for substantially equivalent securities of ID Cayman.
     Immediately following the redomestication, ID Cayman will complete the business combination with the SearchMedia parties (the “Business Combination”) pursuant to which (i) after giving effect to conversion of the preferred shares of SM Cayman, at closing, ID Cayman will acquire 101,652,369 ordinary shares of SM Cayman, representing 100% of the SM Cayman shares in issue; (ii) SM Cayman shareholders will receive 6,865,341 ordinary shares of ID Cayman; (iii) SM Cayman warrant holders will receive warrants to purchase 1,520,034 ordinary shares of ID Cayman; (iv) SM Cayman option holders will receive options to purchase 648,524 ordinary shares of ID Cayman; (v) SM Cayman holders of restricted share awards will receive 261,166 restricted shares of ID Cayman; and (vi) certain holders of SM Cayman promissory notes will receive 1,712,874 ordinary shares of ID Cayman or, in certain circumstances described in the Company’s proxy statement/prospectus, 1,712,874 Series A preferred shares of ID Cayman and warrants to purchase 428,219 ordinary shares of ID Cayman. In addition, SM Cayman shareholders and warrant holders may receive up to an additional 10,150,352 ordinary shares pursuant to an earn-out provision in the Share Exchange Agreement. On the closing of the Business Combination, SM Cayman will be a wholly owned subsidiary of ID Cayman.
Note 11 — Going concern issues arising from the requirements of our certificate of incorporation
     The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a business combination by November 19, 2009. The accompanying condensed consolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.
     Our Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until November 19, 2009. If the Company has not completed a business combination by such date, its corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if it’s Board of Directors and Stockholders had formally voted to approve its dissolution pursuant to Section 275 of the Delaware General Corporation Law. The Company views the provision terminating its corporate life by November 19, 2009 as an obligation to its stockholders. This provision will be amended only in connection with, and upon consummation of, its initial business combination by such date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. This discussion is provided as a supplement to, and should be read in conjunction with, our condensed consolidated interim financial statements and the accompanying notes to these financial statements.
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
     On March 25, 2009, the Company incorporated a wholly owned subsidiary, ID Arizona Corp (“ID Arizona”) for the purpose of accomplishing the merger described below

     On March 31, 2009, the Company entered into an Agreement and Plan of Merger, Conversion and Share Exchange (the “Share Exchange Agreement”) with ID Arizona Corp., an Arizona corporation and wholly owned subsidiary of Ideation (“ID Arizona”), SearchMedia International Limited, an exempted company incorporated with limited liability in the Cayman Islands (“SM Cayman” or “SearchMedia”), the subsidiaries of SM Cayman, and Shanghai Jingli Advertising Co. Ltd. (“Jingli Shanghai;” and together with SM Cayman and its subsidiaries, the “SearchMedia entities” or “SM entities”), and certain shareholders and warrant holders of SM Cayman, among others (such shareholders, warrant holders and other parties, together with the SM entities, the “SearchMedia parties”).
     The Share Exchange Agreement provides that, upon the terms and subject to the conditions set forth in the Share Exchange Agreement and following receipt of stockholder approval by the Company, the Companywill complete a corporate reorganization that would result in holders of the Company’s securities holding securities in SearchMedia Holdings Limited (“ID Cayman”), a Cayman Islands company, rather than in the Company, a Delaware corporation. The reorganization involves two steps. First, the Company will effect a short-form merger, pursuant to which it will merge with and into ID Arizona, with ID Arizona surviving the merger. Second, after the merger, ID Arizona will become ID Cayman, a Cayman Islands company, pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization will change the Company’s place of incorporation from Delaware to the Cayman Islands. We refer to the entire two-step transaction as the “redomestication.” The redomestication will result in all of the Company’s issued and outstanding shares of common stock immediately prior to the redomestication converting into ordinary shares of ID Cayman, and all units, warrants and other rights to purchase the Company’s common stock immediately prior to the redomestication being exchanged for substantially equivalent securities of ID Cayman.
     Immediately following the redomestication, ID Cayman will complete the business combination with the SearchMedia parties (the “Business Combination”) pursuant to which (i) after giving effect to conversion of the preferred shares of SM Cayman, at closing, ID Cayman will acquire 101,652,369 ordinary shares of SM Cayman, representing 100% of the SM Cayman shares in issue; (ii) SM Cayman shareholders will receive 6,865,341 ordinary shares of ID Cayman; (iii) SM Cayman warrant holders will receive warrants to purchase 1,520,034 ordinary shares of ID Cayman; (iv) SM Cayman option holders will receive options to purchase 648,524 ordinary shares of ID Cayman; (v) SM Cayman holders of restricted share awards will receive 261,166 restricted shares of ID Cayman; and (vi) certain holders of SM Cayman promissory notes will receive 1,712,874 ordinary shares of ID Cayman or, in certain circumstances described in the Company’s proxy statement/prospectus, 1,712,874 Series A preferred shares of ID Cayman and warrants to purchase 428,219 ordinary shares of ID Cayman. In addition, SM Cayman shareholders and warrant holders may receive up to an additional 10,150,352 ordinary shares pursuant to an earn-out provision in the Share Exchange Agreement. On the closing of the Business Combination, SM Cayman will be a wholly owned subsidiary of ID Cayman.
Results of Operations
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
     Net (loss) income attributable to common stockholders’ for the period from June 1, 2007 (inception) to March 31, 2009, was approximately $(609,000), which consisted of $1,968,000 in interest income offset by $2,290,000 in formation and operating expenses and $287,000 in income taxes.
     Net (loss) income attributable to common stockholders’ for the three months ended March 31, 2009 was approximately $(988,000) which consisted of approximately $11,000 in interest income offset by $907,000 in formation and operating expenses and $92,000 in income taxes. Net income attributable to common stockholders’ for the three months ended March 31, 2008 was approximately $309,000 which consisted of $686,000 in interest income partially offset by $172,000 in formation and operating expenses and $205,000 in income taxes. We will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.
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
     At March 31, 2009, we had cash outside of the Trust Account of approximately $198,000 cash held in the Trust Account of approximately $78,815,000, and other current assets of approximately $12,000 and total current liabilities of $1,262,000. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until the SearchMedia transaction is completed.
     At our instructions, on February 13, 2008, April 8, 2008, June 6, 2008, September 3, 2008, October 22, 2008 and March 26, 2009, the Trustee transferred $300,000, $400,000, $400,000, $400,000, $350,000 and $100,00 respectively, of interest earned on the Trust Account into our operating cash account for the purposes of paying taxes on the aggregate amount of interest earned on the funds held in the Trust Account and to cover our operating expenses.
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
Recently Adopted Accounting Pronouncements
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which requires us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.
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

Critical Accounting Policies
Basis of presentation
     The condensed consolidated financial statements for the three months ended March 31, 2009 reflect the operations of Ideation Acquisition Corporation and its wholly owned subsidiary, ID Arizona Corp., incorporated on March 25, 2009. Prior period’s financial statements reflect the operations solely of the Company. These financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
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
Preferred Stock
     We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of March 31, 2009.
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
     The net proceeds of our initial public offering held in the trust fund have been invested only in United States “Government Securities” and U.S. Treasury money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, including recent reduction instituted by the U.S. Federal Reserve Bank, particularly because our investments held in the Trust Account are rate sensitive U.S. Treasury securities and U.S. Treasury Money Market Funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure other than interest rate fluctuations. We do not have any foreign currency or other derivative financial instruments.
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
ITEM 1A. RISK FACTORS
     An investment in our securities involves a high degree of risk. There have been no material changes in the fiscal quarter ended March 31, 2009 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the Securities and Exchange Commission on March 20, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On March 31, 2009, ID Arizona Corp, a wholly owned subsidiary of the Company (“ID Arizona”) filed a Form S-4, a registration statement (the “proxy statement/prospectus”) under the Securities Act of 1933 (“Securities Act”) of securities to be issued (1) in a transaction of the type specified in paragraph (a) of Rule 145; (2) in a merger in which the applicable state law would not require the solicitation of the votes or consents of all of the security holders of the company being acquired; (3) in an exchange offer for securities of the issuer or another entity; (4) in a public reoffering or resale of any such securities acquired pursuant to this registration statement; or (5) in more than one of the kinds of transaction listed in (1) through (4) registered on one registration statement.
     The Company’s proxy statement/prospectus seeks approval of the Share Exchange Agreement which provides that, upon the terms and subject to the conditions set forth in the Share Exchange Agreement and following receipt of stockholder approval by the Company, the Company will complete a corporate reorganization that would result in holders of the Company’s securities holding securities in SearchMedia Holdings Limited (“ID Cayman”), a Cayman Islands company, rather than in the Company. The reorganization involves two steps. First, the Company will effect a short-form merger, pursuant to which it will merge with and into ID Arizona, with ID Arizona surviving the merger. Second, after the merger, ID Arizona will become ID Cayman, a Cayman Islands company, pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization will change the Company’s place of incorporation from Delaware to the Cayman Islands. We refer to the entire two-step transaction as the “redomestication.” The redomestication will result in all of the Company’s issued and outstanding shares of common stock immediately prior to the redomestication converting into ordinary shares of ID Cayman, and all units, warrants and other rights to purchase the Company’s common stock immediately prior to the redomestication being exchanged for substantially equivalent securities of ID Cayman.
     Immediately following the redomestication, ID Cayman will complete the business combination with the SearchMedia parties (the “Business Combination”) pursuant to which (i) after giving effect to conversion of the preferred shares of SearchMedia International Limited (“SM Cayman) at closing, ID Cayman will acquire 101,652,369 ordinary shares of SM Cayman, representing 100% of the SM Cayman shares in issue; (ii) SM Cayman shareholders will receive 6,865,341 ordinary shares of ID Cayman; (iii) SM Cayman warrantholders will receive warrants to purchase 1,520,034 ordinary shares of ID Cayman; (iv) SM Cayman option holders will receive options to purchase 648,524 ordinary shares of ID Cayman; (v) SM Cayman holders of restricted share awards will receive 261,166 restricted shares of ID Cayman; and (vi) certain holders of SM Cayman promissory notes will receive 1,712,874 ordinary shares of ID Cayman or, in certain circumstances described in the Company’s proxy statement/prospectus, 1,712,874 Series A preferred shares of ID Cayman and warrants to purchase 428,219 ordinary shares of ID Cayman. In addition, SM Cayman shareholders and warrantholders may receive up to an additional 10,150,352 ordinary shares pursuant to an earn-out provision in the Share Exchange Agreement. On the closing of the Business Combination, SM Cayman will be a wholly owned subsidiary of ID Cayman.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
2.1	Share Exchange Agreement†

3.1	Certificate of Incorporation*

3.2	Bylaws*

3.3	Form of Amended and Restated Certificate of Incorporation*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Form of Warrant Certificate*

4.4	Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company*

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350**

†	Incorporated by reference to the exhibit of the same number filed with the ID Arizona Corp.’s Registration Statement on Form S-4 filed on March 31, 2009 (File No. 333-158336)

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-144218)

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEATION ACQUISITION CORP.
Date: May 14, 2009	/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2009	/s/ Rao Uppaluri
Rao Uppaluri
Treasurer and Director (Principal Financial Officer)