Form 10-K/A
period 2008-12-31
Ideation Acquisition Corp.
filed 2009-06-26
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number: 001-33800
IDEATION ACQUISITION CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0688094 (I.R.S. Employer Identification No.)

1105 N. Market Street, Suite 1300, Wilmington, DE (Address of Principal Executive Offices)	19801 (Zip code)
Registrant’s telephone number, including area code: (310) 694-8150
     Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant to Purchase Common Stock	NYSE AMEX LLC

Common Stock, $0.0001 par value	NYSE AMEX LLC

Warrants to Purchase Common Stock	NYSE AMEX LLC
     Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐
     The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the registrant’s Common Stock on June 30, 2008 as reported on the NYSE AMEX LLC, was approximately $71,872,884.
     The number of outstanding shares of the Registrant’s common stock as of March 19, 2009 was 12,500,000.

Explanatory Note
Ideation Acquisition Corp. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2009 (the “Original Filing”), to respond to a comment letter issued by the Staff of the SEC. This Form 10-K/A continues to speak as of the date of the Original Filing, March 20, 2009.

Part II
Item 9A(T). Controls and Procedures.
Evaluation of disclosure controls and procedures
We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial offer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in internal control over financial reporting
Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part IV
Item 15. Exhibits and Financial Statement Schedules.

Exhibit
Number
1.1	Form of Underwriting Agreement.*

3.1	Amended and Restated Certificate of Incorporation.**

3.2	Bylaws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Form of Warrant Certificate.*

4.4	Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.*

4.5	Form of Unit Purchase Option to be granted to Representative.*

10.1	Form of Letter Agreement among the Registrant, the Representative and each officer, director and initial stockholder.*

10.2	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company.*

10.3	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders.*

10.4	Form of Letter Agreement between the Registrant and Clarity Partners, L.P. regarding office space and related services.*

10.5	Promissory Notes issued June 12, 2007 to Frost Gamma Investments Trust, Robert N. Fried, Rao Uppaluri, Steven D. Rubin and Jane Hsiao.*

10.6	Form of Registration Rights Agreement among the Registrant and the initial stockholders.*

10.7	Warrant Purchase Agreement dated August 16, 2007 among the Registrant and the purchasers named therein.*

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).***

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).***

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350.***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350.***

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-144218).

**	Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K, filed with the SEC on November 30, 2007.

***	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEATION ACQUISITION CORP.
Date: June 26, 2009	/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 26, 2009	/s/ Rao Uppaluri
Rao Uppaluri
Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)