Form 10-Q
period 2009-06-30
Ideation Acquisition Corp.
filed 2009-08-12
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 001-33800
Ideation Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0688094 (I.R.S. Employer Identification No.)

1105 N. Market Street, Suite 1300 Wilmington, DE 19801 (Address of principal executive offices)	19801 (Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☑ No   ☐
     At August 12, 2009, 12,500,000 shares of the registrant’s common stock were issued and outstanding.

PART I	FINANCIAL INFORMATION	2

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	2

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED), AND DECEMBER 31, 2008	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009, THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH JUNE 30, 2009	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30,2009, AND THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH JUNE 30, 2009	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009, FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH JUNE 30, 2009	5

	NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4.	CONTROLS AND PROCEDURES	20

PART II	OTHER INFORMATION	21

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 1A.	RISK FACTORS	21

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	22

SIGNATURES		23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,489	$308,874
Interest receivable	—	1,208
Income taxes receivable	19,805	124,191
Franchise taxes receivable	121,000	121,000
Other current assets	53,309	41,699

Total current assets	290,603	596,972
Investments held in Trust Account — Restricted
U. S. Treasury Securities, at amortized cost	75,016,874	54,993,327
U.S. Treasury Mutual Funds, at fair value	3,798,126	23,821,673
Deferred tax asset	387,570	440,759

Total assets	$79,493,173	$79,852,731

Liabilities and Stockholders’ Equity

Current liabilities, accrued expenses	$1,537,296	$507,626
Long-term liability — deferred underwriters’ fee	2,730,000	2,730,000
Common stock subject to possible redemption (2,999,999 shares at	23,639,992	23,639,992
June 30, 2009 and December 31, 2008, respectively, at redemption value of $7.88 per share)

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.0001 par value, 50,000,000 shares authorized, 12,500,000 shares issued and outstanding including 2,999,999 shares subject to possible redemption, at June 30, 2009 and December 31, 2008, respectively	1,250	1,250
Additional paid-in capital	52,595,237	52,595,237
Retained earnings (deficit, accumulated during the development stage)	(1,010,602)	378,626

Total stockholders’ equity	51,585,885	52,975,113

Total liabilities and stockholders’ equity	$79,493,173	$79,852,731

See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six	For the Period June 1,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	474,295	114,306	1,381,860	286,079	2,764,547

Loss from operations	(474,295)	(114,306)	(1,381,860)	(286,079)	(2,764,547)
Interest income	19,052	438,450	30,207	1,124,459	1,986,571

(Loss) income before (benefit) provision for income taxes	(455,243)	324,144	(1,351,653)	838,380	(777,976)

Provision (benefit) for income taxes
Current	(4,606)	174,654	(15,614)	469,188	620,196
Deferred	(49,371)	(45,533)	53,189	(135,224)	(387,570)

Total provision (benefit) for income taxes	(53,977)	129,121	37,575	333,964	232,626

Net income (loss)	$(401,266)	$195,023	$(1,389,228)	$504,416	$(1,010,602)

Maximum number of share subject to possible redemption:

Weighted average number of shares, basic and diluted	2,999,999	2,999,999	2,999,999	2,999,999	2,319,628

Earnings (loss) per share amount, basic and diluted	$(0)	$0	$(0)	$0	$(0)

Weighted average number of common share outstanding (not subject to possible redemption):
Basic	9,500,001	9,500,001	9,500,001	9,500,001	7,862,681
Diluted	9,500,001	11,623,758	9,500,001	11,559,844	7,862,681

Earnings (loss) per share amount:
Basic	$(0.04)	$0.02	$(0.15)	$0.05	$(0.13)
Diluted	$(0.04)	$0.02	$(0.15)	$0.04	$(0.13)
See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Stockholders’ Equity
For the Period June 1, 2007 (Inception) to June 30, 2009

				Retained Earnings
				(Deficit-
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage)	Equity
Common shares issued to founders on June 1, 2007 at $.01 per share	2,500,000	$250	$24,750	$—	$25,000

Sale of 2,400,000 warrants at $1 per warrant to initial stockholders	—	—	2,400,000	—	2,400,000

Sale of 10,000,000 units through public offering, net of underwriter’s discount and offering expenses, at $8 per unit (including 2,999,999 shares subject to possible redemption)	10,000,000	1,000	73,810,479	—	73,811,479

Proceeds subject to possible redemption, 2,999,999 shares			(23,639,992)	—	(23,639,992)

Net income for the period	—	—	—	144,120	144,120

Balances at December 31, 2007	$12,500,000	$1,250	$52,595,237	$144,120	$52,740,607

Net income for the period				234,506	234,506

Balances at December 31, 2008	$12,500,000	$1,250	$52,595,237	$378,626	$52,975,113

Net loss for the period (unaudited)				(1,389,228)	(1,389,228)

Balances at June 30, 2009 (unaudited)	$12,500,000	$1,250	$52,595,237	$(1,010,602)	$51,585,885

See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six	For the Six	For the Period June 1,
	Months Ended	Months Ended	2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(1,389,228)	$504,416	$(1,010,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	53,189	(135,224)	(387,570)
Change in operating assets and liabilities:
Interest receivable	—	155,560
Income taxes receivable	104,386	(92,690)	(19,805)
Franchise taxes receivable	—	(30,702)	(121,000)
Other current assets	(11,610)	(12,384)	(53,309)
Accrued expenses	1,029,670	24,036	1,537,296
Income taxes payable	—	(74,244)	—
Franchise taxes payable	—	(68,666)	—

Net cash provided by (used in) operating activities	(212,385)	270,102	(54,990)

Cash used in investing activities:
Investments in Trust Account — Restricted	—	—	(78,815,000)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	200,000
Proceeds from common shares issued to founders	—	—	25,000
Proceeds from public offering	—	—	80,000,000
Proceeds from issuance of insider warrants	—	—	2,400,000
Repayment of notes payable to stockholders	—	—	(200,000)
Payment of underwriters’ discount and offering costs	—	—	(3,458,521)

Net cash provided by financing	—	—	78,966,479

Net (decrease) increase in cash and cash equivalents	(212,385)	270,102	96,489
Cash and cash equivalents, beginning of period	308,874	124,139	—

Cash and cash equivalents, end of period	$96,489	$394,241	$96,489

Supplemental disclosure of cash flow information:
Cash paid for income and franchise taxes	$76,133	$685,000	$1,078,470
Cash refund received for income taxes	$(120,000)	$—	$(155,000)
Supplemental schedule of non-cash financing activities:
Deferred offering costs	$—	$—	$2,730,000
See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
Note 1 — Organization and Nature of Business Operations
     Ideation Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 1, 2007. The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination with an unidentified business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. All activity from the period June 1, 2007 (Inception) through June 30, 2009 relates to the Company’s formation, capital raising, and its initial public offering as described below. On March 25, 2009, the Company incorporated a wholly owned subsidiary, ID Arizona Corp. (“ID Arizona”) for the purpose of accomplishing the merger described herein (Note 10).
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
     The Company will seek stockholder approval before it will affect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, all of the Company’s stockholders before the initial public offering (“Initial Stockholders”) have agreed to vote the shares of common stock owned by them immediately before the Company’s IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination, but 24 months has not yet passed since closing of the Offering, the Company may combine with another Target Business meeting the fair market value criterion described above.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Trust Account assets are invested in United States “government debt securities” defined as any Treasury Bill or equivalent securities or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company of 1940. As of June 30, 2009, the Trust Account assets include $75,020,000 face value US Treasury T-Bills purchased on June 18, 2009 and maturing on July 16, 2009 (CUSIP 912795N23). The balance of the Trust are held in JP Morgan 100% US Treasury Money Market Fund. As of June 30, 2009, the Company has earned approximately $1,987,000 of interest income on the trust from inception including approximately $19,000 earned during the quarter.
     The accompanying unaudited condensed consolidated interim financial statements of the Company as of June 30, 2009 and December 31, 2008 and for the three month periods ended June 30, 2009 and 2008, for the six month periods ended June 30, 2009 and 2008 and for the period from inception (June 1, 2007) to June 30, 2009, reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim period. These unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may occur for the year ended December 31, 2009.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The condensed consolidated financial statements for the three and six months ended June 30, 2009 reflect the operations of Ideation Acquisition Corporation and its wholly owned subsidiary, ID Arizona Corp., incorporated on March 25, 2009. Prior period’s financial statements reflect the operations solely of the Company. These financial statements are presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC).
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company maintains deposits in federally insured financial institutions within federal insurance limits. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Cash and cash equivalents
     Cash and cash equivalents are defined as cash and investments that have a maturity at date of purchase of three months or less.
Earnings (loss) per Common Share
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
     The Company’s condensed consolidated statements of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption. The weighted average number of incremental common shares representing the potential dilution attributable to the outstanding warrants to purchase common stock on an as “if converted” basis are 2,557,300 for the six months ended June 30, 2009, 2,031,376 for the three and six months ended June 30, 2008 and 2,217,163 for the period June 1, 2007 (Inception) to June

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
30, 2009. For the six months ended June 30, 2009 and for the period June 1, 2007 (Inception) to June 30, 2009, the basic shares were used due to the anti-dilutive effect of the additional shares mentioned above. The Company has paid $0 in dividends for the period June 1, 2007 (Inception) to June 30, 2009.
Redeemable common stock
     The Company accounts for redeemable common stock in accordance with Financial Accounting Standards Board (FASB) Emerging Issue Task Force (EITF) D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (2,999,999) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Newly Issued and Adopted Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) 141(R), “Business Combinations”. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which requires the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the consolidated financial statements; however, it could impact future transactions entered into by the Company.
     In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”), (ii) FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS107-1 and APB 28-1”), and (iii) FSP SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP SFAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. The adoption of these FASB Staff Positions did not have a material impact on our financial condition, results of operations or cash flows.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. The adoption of SFAS 165 did not have material impact on our condensed consolidated financial statements.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe this will have a material impact on our financial condition, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not believe this will have a material impact on our financial condition, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 26, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
Fair value of financial instruments
     The Company does not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amounts of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates their fair value represented in the accompanying condensed consolidated balance sheets.
Subsequent Events
     These condensed consolidated interim financial statements were approved by management and were issued on August 12, 2009. Subsequent events have been evaluated through this date.
Note 3 — Initial Public Offering
     In its initial public offering, effective November 19, 2007 (consummated November 26, 2007), the Company sold 10,000,000 units (“Units”) at a price of $8.00 per unit. Proceeds from the initial public offering totaled $73,811,479, which was net of $3,458,521 in underwriting and other expenses and $2,730,000 of deferred underwriting fees. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a Target Business and November 19, 2008 and expiring November 19, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is sent. In accordance with the warrant agreement, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $1.7 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2009, the Company includes approximately $37,000 of these proceeds in their cash balance as they plan on withdrawing the cash as needed for operations. From June 1, 2007 (inception) to June 30, 2009, the Company has transferred approximately $2.0 million from the Trust Account, of which approximately $1.1 million has been used to fund the Company’s working capital requirements, and $0.9 million has been for the payment of taxes.
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
     The Company paid approximately $13,000 from June 1, 2007 (inception) to March 31, 2008 for office space and general and administrative services, leased from Clarity Partners, L.P. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity Partners, L.P., and the grantor trust of Mr. Porter, Nautilus Trust dtd 9/10/99, is one of our initial stockholders. Services commenced on November 19, 2007 and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The Company terminated its agreement with Clarity Partners, L.P. effective March 31, 2008.
     On March 20, 2008, the audit committee of Ideation Acquisition Corp. approved a new sub-leasing and administrative and support services agreement. Effective April 1, 2008, the Company has moved its principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. It subleases the space and pays approximately $7,500 per month for office space and related services to Spirit EMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit EMX LLC. The Company incurred approximately $108,000 from April 1, 2008 to June 30, 2009 for office space and administrative services and paid approximately $87,000 to Sprint EMX LLC. In January 2009, the Company moved its principal offices to 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19801, while maintaining an office at 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. The Company has incurred approximately $2,000 from January 1, 2009 to June 30, 2009 for office space and administration services and paid approximately $2,000 to Wilmington Trust SP Services.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the six months ending June 30, 2008 and June 30, 2009, we reimbursed Dr. Frost approximately $11,000 and $5,000, respectively for Company-related travel by Dr. Frost and other Ideation executives. For the period from June 1, 2007 (Inception) to June 30, 2009, we reimbursed Dr. Frost approximately $21,000 for company related travel.
Note 5 — Income taxes
     Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $440,759 and $387,570 on December 31, 2008 and June 30, 2009, respectively, for the tax effect of temporary differences during the period from June 1, 2007 (Inception) to December 31, 2008, and during the six month period ended June 30, 2009. Temporary differences during the period from June 1, 2007 (Inception) to December 31, 2008 and during the six month period ended June 30, 2009 consist of start up costs and organizational expenses.
     The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s income before taxes. The Company’s effective tax rate was approximately (29.9%) for the periods from June 1, 2007 (Inception) to June 30, 2009, 2.8% for the six months ended June 30, 2009, 11.9%, for the three month period ended June 30, 2009, and 39.8% for the three and six month periods ended June 30, 2008. Prior to the third quarter of 2008, the Company believed that it was liable for state incomes taxes and accordingly was recording a state tax provision and making quarterly estimated payments. Based on a review of facts and circumstances during the third quarter of 2008, the Company believes that it is not liable for state income taxes and accordingly, eliminated its state tax provision and recorded a receivable for the return of its estimated tax payments from the state. Permanent differences during the period June 1, 2007 (Inception) to June 30, 2009 constitute accrued contingent legal fees of $1,462,165, which will be paid only upon the completion of an acquisition by the Company. These fees will be capitalized as part of the cost of the acquisition and will not be deductable in determining current Federal taxable income. For financial statements purposes, these are expensed as incurred under the provision of Statement of Financial Accounting Standards (SFAS) No. 141R “Business Combinations.”
     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of June 30, 2009. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     Components of the current and deferred (benefit) provision for income taxes (unaudited) are approximately as follows:

	For the Three	For the Three	For the Six	For the Six	For the Period June 1,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Current Tax (Benefit)
Provision
Federal	$(4,606)	$135,895	$(15,615)	$365,066	$620,196
State	—	38,759	—	104,122	—

Total Current	(4,606)	174,654	(15,615)	469,188	620,196
Deferred Tax (Benefit)
Provision:
Federal	(49,371)	(35,428)	53,189	(105,215)	(387,570)
State	—	(10,105)	—	(30,009)	—

Total Deferred	$(49,371)	$(45,533)	$53,189	$(135,224)	$(387,570)

Total Provision	$(53,977)	$129,121	$37,574	$333,964	$232,626

     The following table reconciles the (benefit) provision for income taxes (unaudited) for all periods computed using the U.S. statutory rate of 34% to the (benefit) provision for income taxes from operations as reflected in the financial statements:

	For the Three	For the Three	For the Six	For the Six	For the Period June 1,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
(Benefit) Provision at statutory rate	$(154,783)	$100,467	$(459,562)	$259,851	$(264,510)
Permanent Differences	100,806	—	497,136	—	497,136
State taxes, net of federal benefit	—	28,654	—	74,113	—

(Benefit) Provision for income taxes	$(53,977)	$129,121	$37,574	$333,964	$232,626

Note 6 — Investment held in Trust Account; U.S. Treasury Securities
     Since the closing of the Offering, net proceeds from the offering have been held in a trust account (“Trust Account”). The Trust Account may be invested in U.S. “government debt securities,” defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the Trust Account includes $2,730,000 of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.
     As of June 30, 2009, investment securities in the Company’s Trust Account consist of (a) approximately $75 million in United States Treasury Bills and (b) approximately $4 million in a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities, which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account is recorded at fair value. (Note 7)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
(unaudited)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at June 30, 2009 were as follows:

		Gross
		Unrealized
	Carrying	holding
	amount	gains(Losses)	Fair value
Held-to-maturity:
U.S. Treasury securities held in Trust Account	$75,016,874	$(625)	$75,016,249
     The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at December 31, 2008 were as follows:

		Gross
		Unrealized
	Carrying	holding
	amount	gains(Losses)	Fair value
Held-to-maturity:
U.S. Treasury securities held in Trust Account	$54,993,327	$6,673	$55,000,000
Note 7 — Fair Value Measurements
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. FSP No. 157-3 clarifies the application of FASB 157 in a market that is not active. FSP No. 157-3 is effective upon issuance. FSP SFAS No. 157-4, provides additional guidance for estimating fair value in accordance with SFAS No. 157.
     The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s consolidated financial results.
     The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Quoted Prices
		in	Significant	Significant
		Active	Other	Unobservable
	(unaudited)	Markets	Observable Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Mutual Funds, at fair value, held in Trust Account	$3.8	$3.8	$—	$—

		Quoted Prices
		in	Significant	Significant
		Active	Other	Unobservable
	December 31,	Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Mutual Funds, a fair value, held in Trust Account	$23.8	$23.8	$—	$—

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
     The Company has entered into a contingent fee arrangement with its law firm by which legal services related to potential acquisitions will be considered earned and paid upon the close of a business combination by the required date. Fees, once earned will be paid out of closing costs. Per the arrangement, fees for services performed will not be due to its law firm unless an acquisition is successfully completed. As of June 30, 2009 the estimated contingent legal fees to be paid on the close of an acquisition are approximately $1.5 million.
     The Company has sold to the underwriters in the Offering for $100, as additional compensation, an option to purchase up to a total of 500,000 Units for $10.00 per Unit. The Units issuable upon exercise of this option are identical to those offered in the Offering; however the Warrants will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 per share. The purchase option and its underlying securities have been registered under the registration statement, which was effective on November 19, 2007.
     The sale of this option has been accounted for as an equity transaction. Accordingly, there was no net effect on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the most recent fair market value of the option is approximately $2.5 million, using an expected life of five years from the date of the IPO, volatility of 137.3% and a risk-free interest rate of 0.19%. Because the units do not have a trading history, the volatility factor is based on information currently available to management. The volatility factor of 137.3% is the average volatility of various sample blank check companies that have completed a business combination and have at least two years of trading history. The Company’s management believes that this volatility is a reasonable benchmark, given the uncertainty of the industry of the target business, to use in estimating the expected volatility for its common stock.
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
Note 9 — Preferred stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued and outstanding as of June 30, 2009.
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
     On May 27, 2009, the Company entered into an amendment (the “First Amendment”) to the Share Exchange Agreement with Earl Yen, Tommy Cheung, Stephen Lau and Qinying Liu, as the SM Cayman shareholders’ representatives. The First Amendment amends the Share Exchange Agreement to provide that the consent of Linden Ventures will be required in the event of any amendment to or waiver of any provision contained in certain sections of the Share Exchange Agreement that directly affect Linden Ventures or if any amendment or waiver disproportionately affects Linden Ventures relative to other SM Cayman security holders.
     In addition, the First Amendment provides for an amendment to the Memorandum and Articles of Association of ID Cayman following completion of the Business Combination to provide that the Series A preferred shares of ID Cayman shall be convertible, at the option of the holder, at any time after six months, rather than eighteen months, following the original issue date.
     Immediately following the redomestication, ID Cayman will complete the business combination with the SearchMedia parties (the “Business Combination”) pursuant to which (i) after giving effect to conversion of the preferred shares of SM Cayman, at closing, ID Cayman will acquire 101,652,366 ordinary shares of SM Cayman, representing 100% of the SM Cayman shares in issue; (ii) SM Cayman shareholders will receive 6,865,339 ordinary shares of ID Cayman; (iii) SM Cayman warrant holders will receive warrants to purchase 1,519,186 ordinary shares of ID Cayman; (iv) SM Cayman option holders will receive options to purchase 702,013 ordinary shares of ID Cayman; (v) SM Cayman holders of restricted share awards will receive 261,179 restricted shares of ID Cayman; and (vi) certain holders of SM Cayman promissory notes will receive 1,712,874 ordinary shares of ID Cayman or, in certain circumstances described in the Company’s proxy statement/prospectus, 1,712,874 Series A preferred shares of ID Cayman and warrants to purchase 428,219 ordinary shares of ID Cayman. In addition, SM Cayman shareholders and warrant holders may receive up to an additional 10,150,352 ordinary shares pursuant to an earn-out provision in the Share Exchange Agreement. On the closing of the Business Combination, SM Cayman will be a wholly owned subsidiary of ID Cayman.
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
Special Note About Forward-Looking Statements
     Certain statements under Management’s Discussion and Analysis of “Financial Conditions and Results of Operations,” other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our filings with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
     We received net proceeds of approximately $79.1 million from the IPO and the Private Placement. Of those net proceeds, approximately $2.73 million is attributable to the portion of the underwriters’ discount, which has been deferred until our consummation of a business combination. Of these net proceeds, $78.8 million was deposited into a trust account (the “Trust Account”) maintained at Continental Stock Transfer & Trust Company (the “Trustee”) and will be held in trust and not released until the earlier to occur of (i) the completion of a business combination or (ii) our liquidation, in which case such proceeds will be distributed to our public stockholders.
     On March 25, 2009, the Company incorporated a wholly owned subsidiary, ID Arizona Corp. (“ID Arizona”) for the purpose of accomplishing the merger described below.

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
     On May 27, 2009, the Company entered into an amendment (the “First Amendment”) to the Share Exchange Agreement with Earl Yen, Tommy Cheung, Stephen Lau and Qinying Liu, as the SM Cayman shareholders’ representatives. The First Amendment amends the Share Exchange Agreement to provide that the consent of Linden Ventures will be required in the event of any amendment to or waiver of any provision contained in certain sections of the Share Exchange Agreement that directly affect Linden Ventures or if any amendment or waiver disproportionately affects Linden Ventures relative to other SM Cayman securityholders.
     In addition, the First Amendment provides for an amendment to the Memorandum and Articles of Association of ID Cayman following completion of the Business Combination to provide that the Series A preferred shares of ID Cayman shall be convertible, at the option of the holder, at any time after six months, rather than eighteen months, following the original issue date.
     Immediately following the redomestication, ID Cayman will complete the business combination with the SearchMedia parties (the “Business Combination”) pursuant to which (i) after giving effect to conversion of the preferred shares of SM Cayman, at closing, ID Cayman will acquire 101,652,366 ordinary shares of SM Cayman, representing 100% of the SM Cayman shares in issue; (ii) SM Cayman shareholders will receive 6,865,339 ordinary shares of ID Cayman; (iii) SM Cayman warrant holders will receive warrants to purchase 1,519,186 ordinary shares of ID Cayman; (iv) SM Cayman option holders will receive options to purchase 702,013 ordinary shares of ID Cayman; (v) SM Cayman holders of restricted share awards will receive 261,179 restricted shares of ID Cayman; and (vi) certain holders of SM Cayman promissory notes will receive 1,712,874 ordinary shares of ID Cayman or, in certain circumstances described in the Company’s proxy statement/prospectus, 1,712,874 Series A preferred shares of ID Cayman and warrants to purchase 428,219 ordinary shares of ID Cayman. In addition, SM Cayman shareholders and warrant holders may receive up to an additional 10,150,352 ordinary shares pursuant to an earn-out provision in the Share Exchange Agreement. On the closing of the Business Combination, SM Cayman will be a wholly owned subsidiary of ID Cayman.
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
     Net (loss) income attributable to common stockholders’ for the period from June 1, 2007 (inception) to June 30, 2009, was approximately $(1,011,000), which consisted of $1,987,000 in interest income offset by $2,765,000 in formation and operating expenses and $233,000 in income taxes.
     Net (loss) income attributable to common stockholders’ for the six months ended June 30, 2009 was approximately $(1,389,000) which consisted of approximately $30,000 in interest income offset by $1,382,000 in formation and operating expenses and $37,000 in income taxes. Net income attributable to common stockholders’ for the six months ended June 30, 2008 was approximately $504,000 which consisted of $1,124,000 in interest income partially offset by $286,000 in formation and operating expenses and $334,000 in income taxes. We will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the interest earned on the funds held in the Trust Account.
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
     At June 30, 2009, we had cash outside of the Trust Account of approximately $96,000 cash held in the Trust Account of approximately $78,815,000, and other current assets of approximately $53,000 and total current liabilities of $1,537,000. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until the SearchMedia transaction is completed.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the financial statements; however, it could impact future transactions entered into by the Company.
     In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”), (ii) FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”), and (iii) FSP SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP SFAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. The adoption of these FASB Staff Positions did not have a material impact on our financial condition, results of operations or cash flows.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The adoption of SFAS 165 did not have material impact on our condensed consolidated financial statements.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe this will have a material impact on our financial condition, results of operations or cash flows.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not believe this will have a material impact on our financial condition, results of operations or cash flows.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 26, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
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
Critical Accounting Policies
Basis of presentation
     The condensed consolidated financial statements for the six months ended June 30, 2009 reflect the operations of Ideation Acquisition Corporation and its wholly owned subsidiary, ID Arizona Corp., incorporated on March 25, 2009. Prior period’s financial statements reflect the operations solely of the Company. These financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
Concentration of Credit Risk
     Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash. We maintain deposits in federally insured financial institutions within federal insurance limits. Management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Cash and cash equivalents
     Cash and cash equivalents are defined as cash and investments that have a maturity at date of purchase of three months or less.
Preferred Stock
     We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of June 30, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a business combination with a suitable business target prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.
     The net proceeds of our initial public offering held in the trust fund have been invested only in United States “Government Securities” and U.S. Treasury money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to short-term US Treasury Securities and money market funds, we do not view the interest rate risk to be significant.
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, including recent reductions instituted by the U.S. Federal Reserve Bank, particularly because our investments held in the Trust Account are rate sensitive U.S. Treasury securities and U.S. Treasury Money Market Funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure other than interest rate fluctuations. We do not have any foreign currency or other derivative financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
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

IDEATION ACQUISITION CORP.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
ITEM 1A. RISK FACTORS
     An investment in our securities involves a high degree of risk. There have been no material changes in the fiscal quarter ended June 30, 2009 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the Securities and Exchange Commission on March 20, 2009.

IDEATION ACQUISITION CORP.
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

2.1	First Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated May 27, 2009.†

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350*

†	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEATION ACQUISITION CORP.
Date: August 12, 2009	/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2009	/s/ Rao Uppaluri
Rao Uppaluri
Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)