Form 10-Q
period 2009-09-30
Ideation Acquisition Corp.
filed 2009-10-22
CIK 1402225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                 to
Commission file number 001-33800
Ideation Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	77-0688094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1105 N. Market Street, Suite 1300
Wilmington, DE 19801	19801
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑     No ☐
At October 19, 2009, 12,500,000 shares of the registrant’s common stock were issued and outstanding.

PART I	FINANCIAL INFORMATION	2

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	2

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED), AND DECEMBER 31, 2008	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30,2009, AND THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 1, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009	5

	NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II	OTHER INFORMATION	23

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	24

SIGNATURES		25
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     i

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$42,230	$308,874
Interest receivable	—	1,208
Income taxes receivable	—	124,191
Franchise taxes receivable	121,000	121,000
Other current assets	15,601	41,699

Total current assets	178,831	596,972
Investments held in Trust Account — Restricted
U. S. Treasury Securities, at amortized cost	75,034,125	54,993,327
U.S. Treasury Mutual Funds, at fair value	3,780,875	23,821,673
Deferred tax asset	452,821	440,759

Total assets	$79,446,652	$79,852,731

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$2,235,164	$507,626
Income taxes payable	2,142	—

Total current liabilities	2,237,306	507,626
Long-term liability — deferred underwriters’ fee	2,730,000	2,730,000
Common stock subject to possible redemption (2,999,999 shares at September 30, 2009 and December 31, 2008, respectively, at redemption value of $7.88 per share)	23,639,992	23,639,992

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued	—	—
Common Stock, $0.0001 par value, 50,000,000 shares authorized, 12,500,000 shares issued and outstanding including 2,999,999 shares subject to possible redemption, at September 30, 2009 and December 31, 2008, respectively	1,250	1,250
Additional paid-in capital	52,595,237	52,595,237
Retained earnings (deficit accumulated during the development stage)	(1,757,133)	378,626

Total stockholders’ equity	50,839,354	52,975,113

Total liabilities and stockholders’ equity	$79,446,652	$79,852,731

See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine	For the Period June 1,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$—	$—	$—	$—	$—
Formation and operating costs	829,786	360,216	2,211,646	646,295	3,594,333

Loss from operations	(829,786)	(360,216)	(2,211,646)	(646,295)	(3,594,333)
Interest income	18,882	396,052	49,089	1,520,512	2,005,453

(Loss) income before (benefit) provision for income taxes	(810,904)	35,836	(2,162,557)	874,217	(1,588,880)
Provision (benefit) for income taxes
Current	878	41,983	(14,736)	511,171	621,074
Deferred	(65,251)	(92,689)	(12,062)	(227,913)	(452,821)

Total provision (benefit) for income taxes	(64,373)	(50,706)	(26,798)	283,258	168,253

Net income (loss)	$(746,531)	$86,542	$(2,135,759)	$590,959	$(1,757,133)

Maximum number of share subject to possible redemption:
Weighted average number of shares, basic and diluted	2,999,999	2,999,999	2,999,999	2,999,999	2,393,616

Earnings (loss) per share amount, basic and diluted	$(0)	$0	$(0)	$0	$(0)
Weighted average number of common share outstanding (not subject to possible redemption):
Basic	9,500,001	9,500,001	9,500,001	9,500,001	8,039,274
Diluted	9,500,001	11,745,777	9,500,001	11,623,259	8,039,274

Earnings (loss) per share amount:
Basic	$(0.08)	$0.01	$(0.22)	$0.06	$(0.22)
Diluted	$(0.08)	$0.01	$(0.22)	$0.05	$(0.22)
See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Stockholders’ Equity
For the Period June 1, 2007 (Inception) to September 30, 2009

				Retained Earnings
				(Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage)	Equity
Common shares issued to founders on June 1, 2007 at $.01 per share	2,500,000	$250	$24,750	$—	$25,000
Sale of 2,400,000 warrants at $1 per warrant to initial stockholders	—	—	2,400,000	—	2,400,000
Sale of 10,000,000 units through public offering, net of underwriter’s discount and offering expenses, at $8 per unit (including 2,999,999 shares subject to possible redemption)	10,000,000	1,000	73,810,479	—	73,811,479
Proceeds subject to possible redemption, 2,999,999 shares			(23,639,992)	—	(23,639,992)
Net income for the period	—	—	—	144,120	144,120

Balances at December 31, 2007	12,500,000	$1,250	$52,595,237	$144,120	$52,740,607

Net income for the period				234,506	234,506
Balances at December 31, 2008	12,500,000	$1,250	$52,595,237	$378,626	$52,975,113

Net loss for the period (unaudited)				(2,135,759)	(2,135,759)

Balances at September 30, 2009 (unaudited)	12,500,000	$1,250	$52,595,237	$(1,757,133)	$50,839,354

See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine	For the Period June 1,
	Months Ended	Months Ended	2007 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(2,135,759)	$590,959	$(1,757,133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	(12,062)	(227,913)	(452,821)
Changes in operating assets and liabilities:
Interest receivable	1,208	177,530	—
Income taxes receivable	124,191	(61,410)	—
Franchise taxes receivable	—	(156,000)	(121,000)
Other current assets	26,098	(18,902)	(15,601)
Accrued expenses	1,727,538	197,862	2,235,164
Income taxes payable	2,142	(74,244)	2,142
Franchise taxes payable	—	(68,666)	—

Net cash provided by (used in) operating activities	(266,644)	359,216	(109,249)

Cash used in investing activities:
Investments in Trust Account — Restricted	—	—	(78,815,000)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	—	200,000
Proceeds from common shares issued to founders	—	—	25,000
Proceeds from public offering	—	—	80,000,000
Proceeds from issuance of insider warrants	—	—	2,400,000
Repayment of notes payable to stockholders	—	—	(200,000)
Payment of underwriters’ discount and offering costs	—	—	(3,458,521)

Net cash provided by financing	—	—	78,966,479

Net (decrease) increase in cash and cash equivalents	(266,644)	359,216	42,230
Cash and cash equivalents, beginning of period	308,874	124,139	—

Cash and cash equivalents, end of period	$42,230	$483,355	$42,230

Supplemental disclosure of cash flow information:
Cash paid for income and franchise taxes	$92,433	$900,839	$1,094,770
Cash refund received for income taxes	$(141,069)	$—	$(176,069)
Supplemental schedule of non-cash financing activities:
Deferred offering costs	$—	$—	$2,730,000
See accompanying notes to condensed consolidated interim financial statements

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     Note 1 — Organization and Nature of Business Operations
     Ideation Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 1, 2007. The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination with an unidentified business or businesses. The Company is considered to be in the development stage as defined in FASB Accounting Standards Codification Topic No. 915, “Development Stage Enterprises,” (ASC 915) and is subject to the risks associated with activities of development stage companies. All activity from the period June 1, 2007 (Inception) through September 30, 2009 relates to the Company’s formation, capital raising, and its initial public offering as described below. On March 25, 2009, the Company incorporated a wholly owned subsidiary, ID Arizona Corp. (“ID Arizona”) for the purpose of accomplishing the merger described herein (Note 10).
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
     Public Stockholders voting for or against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the Trust Account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the Trust Account net of income taxes payable thereon, and net of any interest income of up to $1.7 million on the balance of the Trust Account previously released to the Company, if a Business Combination is approved and completed.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Trust Account assets are invested in United States “government debt securities” defined as any Treasury Bill or equivalent securities or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company of 1940. As of September 30, 2009, the Trust Account assets include $75,035,000 face value US Treasury T-Bills purchased on September 10, 2009 and maturing on October 8, 2009 (CUSIP 912795P62). The balance of the Trust Account assets are held in JP Morgan 100% US Treasury Money Market Fund. As of September 30, 2009, the Company has earned approximately $2,005,000 of interest income on the trust from inception including approximately $19,000 earned during the quarter. As of October 22, 2009 all of the Trust Account assets are held in JP Morgan 100% US Treasury Money Market Fund.
     The accompanying unaudited condensed consolidated interim financial statements of the Company as of September 30, 2009 and December 31, 2008 and for the three month periods ended September 30, 2009 and 2008, for the nine month periods ended September 30, 2009 and 2008 and for the period from inception (June 1, 2007) to September 30, 2009, reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim period. These unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The condensed consolidated financial statements for the three and nine months ended September 30, 2009 reflect the operations of Ideation Acquisition Corporation and its wholly owned subsidiary, ID Arizona Corp., incorporated on March 25, 2009. Prior period financial statements reflect the operations solely of the Company. These financial statements are presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC).
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
Earnings (loss) per Common Share
     The Company complies with FASB Accounting Standards Codification Topic No. 260, “Earnings Per Share,” (ASC 260) which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
     The Company’s condensed consolidated statements of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption. The weighted average number of incremental common shares representing the potential dilution attributable to the outstanding warrants to purchase common stock on an as “if converted” basis are 2,849,481 for the three months ended September 30, 2009, 2,657,741 for the nine months ended September 30, 2009, 2,245,776 for the three months ended September 30, 2008, 2,123,258 for the nine months ended September 30, 2008 and 2,308,903 for the period June 1, 2007 (Inception) to September 30, 2009.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     For the three and nine months ended September 30, 2009 and for the period June 1, 2007 (Inception) to September 30, 2009, the basic shares were used due to the anti-dilutive effect of the additional shares mentioned above. The Company has paid $0 in dividends for the period June 1, 2007 (Inception) to September 30, 2009.
Redeemable common stock
     The Company accounts for redeemable common stock in accordance with FASB Accounting Standards Codification Topic No. 480 “Distinguishing Between Liabilities and Equity” (ASC 480). Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (2,999,999) of common shares sold in the Offering both vote against the Business Combination and exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Newly Issued and Adopted Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our condensed consolidated financial statements.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) . This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed consolidated financial statements.
Fair value of financial instruments
     The carrying amounts of the Company’s assets and liabilities, which qualify as financial instruments under the FASB Accounting Standards Codification Section No. 825, “Financial Instruments,” (820-10-50)approximates their fair value represented in the accompanying condensed consolidated balance sheets.
Subsequent Events
     These condensed consolidated interim financial statements were approved by management and were issued on October 22, 2009. Subsequent events have been evaluated through this date.
     On October 5, 2009, the Company commenced its mailing of the definitive proxy statements to Ideation stockholders and will hold the special meeting of stockholders on October 27, 2009 to vote upon the business combination and the matters associated therewith.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $1.7 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2009, the Company includes approximately $10,000 of these proceeds in their cash balance as they plan on withdrawing the cash as needed for operations. From June 1, 2007 (inception) to September 30, 2009, the Company has transferred approximately $2.0 million from the Trust Account, of which approximately $1.1 million has been used to fund the Company’s working capital requirements, and $0.9 million has been for the payment of taxes.
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
     The Company paid approximately $13,000 from June 1, 2007 (inception) to March 31, 2008 for office space and general and administrative services, leased from Clarity Partners, L.P. Barry A. Porter, one of our special advisors, is a co-founder and Managing General Partner of Clarity Partners, L.P., and the grantor trust of Mr. Porter, Nautilus Trust dated September 10, 1999, is one of our initial stockholders. Services commenced on November 19, 2007 and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The Company terminated its agreement with Clarity Partners, L.P. effective March 31, 2008.
     On March 20, 2008, the audit committee of Ideation Acquisition Corp. approved a new sub-leasing and administrative and support services agreement. Effective April 1, 2008, the Company has moved its principal offices to 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. It subleases the space and pays approximately $7,500 per month for office space and related services to Spirit EMX LLC. Robert N. Fried, our Chief Executive Officer and one of our initial shareholders, is the founder and Chief Executive Officer of Spirit EMX LLC. The Company incurred approximately $129,000 from April 1, 2008 to September 30, 2009 for office space and administrative services and paid approximately $87,000 to Sprint EMX LLC. In January 2009, the Company moved its principal offices to 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19801, while maintaining an office at 1990 S. Bundy Boulevard, Suite 620, Los Angeles, CA 90025. The Company has incurred approximately $3,000 from January 1, 2009 to September 30, 2009 for office space and administration services and paid approximately $3,000 to Wilmington Trust SP Services.
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

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the nine months ending September 30, 2008 and September 30, 2009, we reimbursed Dr. Frost approximately $16,000 and $5,000, respectively for Company-related travel by Dr. Frost and other Ideation executives. For the period from June 1, 2007 (Inception) to September 30, 2009, we reimbursed Dr. Frost approximately $21,000 for company related travel.
Note 5 — Income taxes
     Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $440,759 and $452,821 on December 31, 2008 and September 30, 2009, respectively, for the tax effect of temporary differences during the period from June 1, 2007 (Inception) to December 31, 2008, and during the period from June 1, 2007 (Inception) to September 30, 2009. Temporary differences during the period from June 1, 2007 (Inception) to December 31, 2008 and September 30, 2009 consist of start up costs and organizational expenses.
     The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s income before taxes. The Company’s effective tax rate was approximately (11%) for the periods from June 1, 2007 (Inception) to September 30, 2009, 1.0% for the nine months ended September 30, 2009, 8%, for the three month period ended September 30, 2009, 32% for the nine month period ended September 30, 2008 and (141) % for the three month period ended September 30, 2008. Prior to the third quarter of 2008, the Company believed that it was liable for state incomes taxes and accordingly was recording a state tax provision and making quarterly estimated payments. Based on a review of facts and circumstances during the third quarter of 2008, the Company believes that it is not liable for state income taxes and accordingly, eliminated its state tax provision and recorded a receivable for the return of its estimated tax payments from the state. Permanent differences during the period June 1, 2007 (Inception) to September 30, 2009 constitute accrued contingent legal fees of $2,083,737, which will be paid only upon the completion of an acquisition by the Company. These fees will be capitalized as part of the cost of the acquisition and will not be deductible in determining current Federal taxable income. For financial statements purposes, these are expensed as incurred under the provision of Accounting Codification Standards Topic No. 805 “Business Combinations” (ASC 805).
     Effective January 1, 2007, the Company adopted the provisions of the Accounting Codification Standards, Topic No. 740 “Income Taxes” (ASC 740). There were no unrecognized tax benefits as of September 30, 2009. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
     Components of the current and deferred (benefit) provision for income taxes (unaudited) are approximately as follows:

	For the Three	For the Three	For the Nine	For the Nine	For the Period June 1,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Current Tax (Benefit)
Provision
Federal	$878	$167,280	$(14,736)	$532,346	$621,074
State	—	(125,297)	—	(21,175)	—

Total Current	878	41,983	(14,736)	511,171	621,074
Deferred Tax (Benefit)
Provision:
Federal	(65,251)	(122,698)	(12,062)	(227,913)	(452,821)
State	—	30,009	—	—	—

Total Deferred	$(65,251)	$(92,689)	$(12,062)	$(227,913)	$(452,821)

Total Provision	$(64,373)	$(50,706)	$(26,798)	$283,258	$168,253

     The following table reconciles the (benefit) provision for income taxes (unaudited) for all periods computed using the U.S. statutory rate of 34% to the (benefit) provision for income taxes from operations as reflected in the financial statements:

	For the Three	For the Three	For the Nine	For the Nine	For the Period June 1,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

(Benefit) Provision at statutory rate	$(275,707)	$12,185	$(735,268)	$297,233	$(540,217)
Permanent Differences	211,334	—	708,470	—	708,470
State taxes, net of federal benefit	—	(62,391)	—	(13,975)	—

(Benefit) Provision for income taxes	$(64,373)	$(50,706)	$(26,798)	$283,258	$168,253

Note 6 — Investments held in Trust Account; U.S. Treasury Securities
     Since the closing of the Offering, net proceeds from the offering have been held in a trust account (“Trust Account”). The Trust Account may be invested in U.S. “government debt securities,” defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the Trust Account includes $2,730,000 of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.
     As of September 30, 2009, investment securities in the Company’s Trust Account consist of (a) approximately $75 million in United States Treasury Bills and (b) approximately $4 million in a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB Accounting Standards Codification Topic No. 320 “Investments—Debt and Equity Securities” (ASC 320). Held-to-maturity securities are those securities, which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account is recorded at fair value. (Note 7)

IDEATION ACQUISITION CORP.
(a corporation in the development stage)
(unaudited)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at September 30, 2009 (unaudited) were as follows:

		Gross
		Unrealized
	Carrying	holding
	amount	gains(losses)	Fair value
Held-to-maturity:
U.S. Treasury securities held in Trust Account	$75,034,125	$875	$75,035,000
     The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at December 31, 2008 were as follows:

		Gross
		Unrealized
	Carrying	holding
	amount	gains(losses)	Fair value
Held-to-maturity:
U.S. Treasury securities held in Trust Account	$54,993,327	$6,673	$55,000,000
Note 7 — Fair Value Measurements
     Effective January 1, 2008, the Company adopted FASB Accounting Standards Codification Topic No. 820 “Fair Value Measurements and Disclosures” (ASC 820), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of ASC 820, the Company elected to defer implementation as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.
     The adoption ASC 820 to the Company’s financial assets and liabilities did not have an impact on the Company’s consolidated financial results.
     The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset and includes situations where there is little, if any, market activity for the asset (in millions):

Significant
		Quoted Prices in	Significant Other	Unobservable
	(unaudited)	Active Markets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Mutual Funds, at fair value, held in Trust Account	$3.8	$3.8	$—	$—

Significant
		Quoted Prices	Significant Other	Unobservable
	(unaudited)	Active	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Mutual Funds, a fair value, held in Trust Account	$23.8	$23.8	$—	$—

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
     The Company has entered into a contingent fee arrangement with its law firm by which legal services related to potential acquisitions will be considered earned and paid upon the close of a business combination by the required date. Fees, once earned will be paid out of closing costs. Per the arrangement, fees for services performed will not be due to its law firm unless an acquisition is successfully completed. As of September 30, 2009 the estimated contingent legal fees to be paid on the close of an acquisition are approximately $2.1 million.
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
     The sale of this option has been accounted for as an equity transaction. Accordingly, there was no net effect on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the most recent fair market value of the option is approximately $3.1 million, using an expected life of five years from the date of the IPO, volatility of 143.8% and a risk-free interest rate of 0.14%. Because the units do not have a trading history, the volatility factor is based on information currently available to management. The volatility factor of 143.8% is the average volatility of various sample blank check companies that have completed a business combination and have at least two years of trading history. The Company’s management believes that this volatility is a reasonable benchmark, given the uncertainty of the industry of the target business, to use in estimating the expected volatility for its common stock.
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
Note 9 — Preferred stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued and outstanding as of September 30, 2009.
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
     On September 8, 2009 and September 22, 2009, the Company entered into a Second and Third Amendment to the Share Exchange Agreement, respectively.
     Immediately following the redomestication, ID Cayman will complete the business combination with the SearchMedia parties (the “Business Combination”) pursuant to which the holders of the outstanding ordinary and preferred shares of SM Cayman immediately before the Business Combination will receive from ID Cayman 6,662,727 ordinary shares of ID Cayman. Certain holders of SM Cayman promissory notes will receive 1,712,874 ordinary shares of ID Cayman and warrants to purchase 428,219 ordinary shares of ID Cayman. The holders of the outstanding warrants of SM Cayman immediately before the Business Combination will receive from ID Cayman warrants to purchase 1,519,186 ordinary shares of ID Cayman. Each restricted share award of SM Cayman that has not fully vested before the Business Combination will be assumed by ID Cayman and converted into a restricted share award of ID Cayman. The holder of each such award will be entitled to receive a number of ID Cayman shares equal to (i) the number of ordinary shares of SM Cayman that were subject to the award before the Business Combination multiplied by (ii) 0.0675374, rounded down to the nearest whole number of shares. The holders of any ID Cayman shares delivered upon the vesting of an ID Cayman restricted share award before the one year anniversary of the closing of the Business Combination shall be subject to lock-up restrictions until such anniversary. Each option of SM Cayman that has not been exercised before the Business Combination will be assumed by ID Cayman and converted into an option to purchase ordinary shares of ID Cayman. Each such option of ID Cayman will be exercisable for a number of ID Cayman ordinary shares equal to (i) the number of ordinary shares of SM Cayman that were subject to the option before the Business Combination multiplied by (ii) 0.0675374, rounded down to the nearest whole number of shares. The per share exercise price of each such option of ID Cayman will be (i) the original per share exercise price of the option of SM Cayman divided by (ii) 0.0675374, rounded up to the nearest whole cent. The holders of any ID Cayman shares delivered upon the exercise of an ID Cayman option before the one year anniversary of the closing of the Business Combination shall be subject to lock-up restrictions until such anniversary.
     In addition, SM Cayman shareholders and warrant holders may receive up to an additional 10,150,352 ordinary shares pursuant to an earn-out provision in the Share Exchange Agreement. On the closing of the Business Combination, SM Cayman will be a wholly owned subsidiary of ID Cayman.
     On October 5, 2009, the Company commenced its mailing of the definitive proxy statements to Ideation stockholders and will hold the special meeting of stockholders on October 27, 2009 to vote upon the Business Combination and the matters associated therewith.
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
     On September 8, 2009 and September 22, 2009, the Company entered into a Second and Third Amendment to the Share Exchange Agreement, respectively.
     Immediately following the redomestication, ID Cayman will complete the business combination with the SearchMedia parties (the “Business Combination”) pursuant to which the holders of the outstanding ordinary and preferred shares of SM Cayman immediately before the Business Combination will receive from ID Cayman 6,662,727 ordinary shares of ID Cayman. Certain holders of SM Cayman promissory notes will receive 1,712,874 ordinary shares of ID Cayman and warrants to purchase 428,219 ordinary shares of ID Cayman. The holders of the outstanding warrants of SM Cayman immediately before the Business Combination will receive from ID Cayman warrants to purchase 1,519,186 ordinary shares of ID Cayman. Each restricted share award of SM Cayman that has not fully vested before the Business Combination will be assumed by ID Cayman and converted into a restricted share award of ID Cayman. The holder of each such award will be entitled to receive a number of ID Cayman shares equal to (i) the number of ordinary shares of SM Cayman that were subject to the award before the Business Combination multiplied by (ii) 0.0675374, rounded down to the nearest whole number of shares. The holders of any ID Cayman shares delivered upon the vesting of an ID Cayman restricted share award before the one year anniversary of the closing of the Business Combination shall be subject to lock-up restrictions until such anniversary. Each option of SM Cayman that has not been exercised before the Business Combination will be assumed by ID Cayman and converted into an option to purchase ordinary shares of ID Cayman. Each such option of ID Cayman will be exercisable for a number of ID Cayman ordinary shares equal to (i) the number of ordinary shares of SM Cayman that were subject to the option before the Business Combination multiplied by (ii) 0.0675374, rounded down to the nearest whole number of shares. The per share exercise price of each such option of ID Cayman will be (i) the original per share exercise price of the option of SM Cayman divided by (ii) 0.0675374, rounded up to the nearest whole cent. The holders of any ID Cayman shares delivered upon the exercise of an ID Cayman option before the one year anniversary of the closing of the Business Combination shall be subject to lock-up restrictions until such anniversary.
     In addition, SM Cayman shareholders and warrant holders may receive up to an additional 10,150,352 ordinary shares pursuant to an earn-out provision in the Share Exchange Agreement. On the closing of the Business Combination, SM Cayman will be a wholly owned subsidiary of ID Cayman.
     On October 5, 2009, the Company commenced its mailing of the definitive proxy statements to Ideation stockholders and will hold the special meeting of stockholders on October 27, 2009 to vote upon the Business Combination and the matters associated therewith.
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

     Net (loss) income attributable to common stockholders’ for the period from June 1, 2007 (inception) to September 30, 2009, was approximately $(1,757,000), which consisted of $2,005,000 in interest income offset by $3,594,000 in formation and operating expenses and $168,000 in income taxes.
     Net (loss) income attributable to common stockholders’ for the nine months ended September 30, 2009 was approximately $(2,136,000) which consisted of approximately $49,000 in interest income offset by $2,212,000 in formation and operating expenses and $(27,000) in income taxes. Net income attributable to common stockholders’ for the nine months ended September 30, 2008 was approximately $591,000 which consisted of $1,520,000 in interest income partially offset by $646,000 in formation and operating expenses and $283,000 in income taxes. We will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the interest earned on the funds held in the Trust Account.
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
     At September 30, 2009, we had cash outside of the Trust Account of approximately $42,000 cash held in the Trust Account of approximately $78,815,000, and other current assets of approximately $16,000 and total current liabilities of $2,237,000. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until the SearchMedia transaction is completed.
     At our instructions, on February 13, 2008, April 8, 2008, June 6, 2008, September 3, 2008, October 22, 2008, March 26, 2009, August 14, 2009 and October 14, 2009 the Trustee transferred $300,000, $400,000, $400,000, $400,000, $350,000, $100,000, $45,000 and $11,000 respectively, of interest earned on the Trust Account into our operating cash account for the purposes of paying taxes on the aggregate amount of interest earned on the funds held in the Trust Account and to cover our operating expenses.
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
Recently Adopted Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed consolidated financial statements.

     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) . This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed consolidated financial statements.
Redeemable common stock
     We account for redeemable common stock in accordance with the FASB Accounting Standards Codification Topic No. 480 “Distinguishing Between Liabilities and Equity” (ASC 480). Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As further described in our filings with the Securities and Exchange Commission, we will only consummate a business combination if a majority of the shares of common stock voted by the public stockholders owning shares sold in our IPO vote in favor of the business combination and public stockholders holding less than 30% (2,999,999) of common shares sold in our IPO exercise their conversion rights. If a business combination is not consummated by November 19, 2009, we will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

Critical Accounting Policies
Basis of presentation
     The condensed consolidated financial statements for the nine months ended September 30, 2009 reflect the operations of Ideation Acquisition Corporation and its wholly owned subsidiary, ID Arizona Corp., incorporated on March 25, 2009. Prior period’s financial statements reflect the operations solely of the Company. These financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
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
Preferred Stock
     We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no preferred shares issued as of September 30, 2009.
Net Income per Common Share
     We comply with the FASB Accounting Standards Codification Topic No. 260, “Earnings Per Share,” (ASC 260) which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
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
ITEM 1A. RISK FACTORS
     An investment in our securities involves a high degree of risk. There have been no material changes in the fiscal quarter ended September 30, 2009 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the Securities and Exchange Commission on March 20, 2009, or our definitive proxy statement on Schedule 14A that was filed with the Securities and Exchange Commission on October 5, 2009.

IDEATION ACQUISITION CORP.
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
2.1	Second Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated September 8, 2009.†

2.2	Third Amendment to Agreement and Plan of Merger, Conversion and Share Exchange, dated September 28, 2009 ††

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350*

†	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 14, 2009

††	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2009

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEATION ACQUISITION CORP.
Date: October 22, 2009	/s/ Robert N. Fried
Robert N. Fried
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 22, 2009	/s/ Rao Uppaluri
Rao Uppaluri
Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)